Form 10-Q
period 1996-03-31
FALCON DRILLING CO INC
filed 1996-05-15
CIK 892179

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549


                                   FORM 10-Q



(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the Transition period from _________________ to _____________________

Commission file number:  0-26388

                         FALCON DRILLING COMPANY, INC.
                     -------------------------------------
            (Exact name of registrant as specified in its charter)


             Delaware                                  76-0351754
        -----------------                        ---------------------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                     Identification No.)


        1900 W. Loop South
        Suite 1910
        Houston, Texas                                   77027
        -----------------                        ---------------------
    (Address of Principal                              (Zip Code)
      Executive offices)

Registrant's telephone number, including area code:    (713) 623-8984
                                                       --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X   No
     ---      ----

The number of shares outstanding of the issuer's common stock, as of April 30, 1996: 35,306,917

                         FALCON DRILLING COMPANY, INC.


                               INDEX TO FORM 10-Q

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996



        Item Number                       Description                Page Number
- - ---------------------------  --------------------------------------  -----------

                             Part I-
1                             Financial Statements-

                               Condensed Consolidated Balance Sheets
                                as of March 31, 1996 (unaudited), and      3
                                December 31, 1995


                               Unaudited Condensed Consolidated
                                Statements of Operations for the           4
                                Three Months Ended March 31, 1996 and
                                1995


                               Unaudited Condensed Consolidated
                                Statements of Cash Flows for the           5
                                Three Months Ended March 31, 1996 and
                                1995


                             Notes to Unaudited Condensed                  6
                              Consolidated Financial Statements

2                            Management's Discussion and Analysis
                              of Financial Condition and Results of       18
                              Operations


                             Part II-
6                            Exhibits and Reports on Form 8-K             22


                         PART I - FINANCIAL INFORMATION

                         ITEM 1 - FINANCIAL STATEMENTS

                 FALCON DRILLING COMPANY, INC. AND SUBSIDIARIES


                     CONDENSED CONSOLIDATED BALANCE SHEETS

                      (IN THOUSANDS EXCEPT SHARE AMOUNTS)


                                           MARCH 31,   DECEMBER 31,
                                             1996          1995
                                          -----------  -------------
                                          (UNAUDITED)
             ASSETS

CURRENT ASSETS:
 Cash and cash equivalents                  $ 68,244       $  9,016
 Accounts receivable, net of allowance
  for doubtful accounts of $375 at
  March 31, 1996, and December 31, 1995       46,797         38,000

 Other current assets                          3,058          4,888
                                            --------       --------

            Total current assets             118,099         51,904

EQUIPMENT AND PROPERTY:
 Drilling rigs and equipment                 351,726        295,004
 Vessels and other equipment                   5,013          3,903
                                            --------       --------
                                             356,739        298,907
 Less- Accumulated depreciation              (38,941)       (33,299)
                                            --------       --------
                                             317,798        265,608

OTHER ASSETS                                  19,970         23,511
                                            --------       --------

            Total assets                    $455,867       $341,023
                                            ========       ========

    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts payable and accrued
  liabilities                               $ 31,537       $ 31,326
 Income tax payable                               91            141
 Debt due within one year                      2,037          3,999
                                            --------       --------

            Total current liabilities         33,665         35,466

LONG-TERM DEBT, less current portion         294,113        179,362

DEFERRED INCOME TAXES                         11,399         10,679

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
 Common stock, $.01 par value,
  100,000,000 shares authorized;
  35,298,417 and 35,244,384 shares
  issued and outstanding at March 31,
  1996, and December 31, 1995,
  respectively                                   353            352


 Additional paid-in capital                  113,031        112,853
 Accumulated earnings                          3,306          2,311
                                            --------       --------

            Total stockholders' equity       116,690        115,516
                                            --------       --------

            Total liabilities and
             stockholders' equity           $455,867       $341,023
                                            ========       ========

        The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                 FALCON DRILLING COMPANY, INC. AND SUBSIDIARIES


           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)



                                                 THREE MONTHS
                                               ENDED MARCH 31,
                                          --------------------------
                                              1996          1995
                                          ------------  ------------
                                                 (UNAUDITED)

OPERATING REVENUES                        $    56,134   $    41,217

COSTS AND EXPENSES:
 Operating costs                               38,144        28,308
 General and administrative expenses            4,568         3,005
 Depreciation                                   6,033         3,604
                                          -----------   -----------

OPERATING INCOME                                7,389         6,300

OTHER (INCOME) EXPENSE:
 Interest expense                               5,710         4,012
 Amortization of deferred costs                   595           496
 Other (income) expense, net                     (631)         (326)
                                          -----------   -----------

INCOME BEFORE INCOME TAXES AND MINORITY
 INTEREST                                       1,715         2,118

INCOME TAX PROVISION                              720           720
                                          -----------   -----------

INCOME BEFORE MINORITY INTEREST                   995         1,398

MINORITY INTEREST                                  --           403
                                          -----------   -----------

NET INCOME                                        995           995

PREFERRED STOCK DIVIDENDS AND ACCRETION            --           101
                                          -----------   -----------

NET INCOME APPLICABLE TO COMMON SHARES    $       995   $       894
                                          ===========   ===========

NUMBER OF COMMON AND COMMON EQUIVALENT
 SHARES USED IN COMPUTING EARNINGS PER
 SHARE                                     35,893,122    26,888,820
                                          ===========   ===========


NET INCOME PER COMMON SHARE                      $.03          $.03
                                                 ====          ====


        The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                FALCON DRILLING COMPANY, INC. AND SUBSIDIARIES


           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)



                                              THREE MONTHS
                                            ENDED MARCH 31,
                                          --------------------
                                            1996       1995
                                          ---------  ---------
                                              (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                               $    995   $    995
 Adjustments to reconcile net income to
  net cash provided by operating
  activities-
   Depreciation and amortization             6,628      4,100
   Realized gain on sale of assets            (213)       (11)
   Minority interest in earnings of
    subsidiary                                  --        403
   Provision for deferred income taxes         720        720
   Changes in assets and liabilities-
     Accounts receivable, trade             (8,797)     5,190
     Other assets                            2,608      1,609
     Accounts payable and accrued
      liabilities                              161    (10,110)
                                          --------   --------
           Net cash provided by              2,102      2,896
            operating activities          --------   --------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of equipment and property       (53,523)    (3,077)
 Refunds on deposits, net of deposits
  made for drill pipe, rigs and
  equipment                                    950         --
 Proceeds from the sale of equipment
  and property                                 413         44
                                          --------   --------
           Net cash used in investing
            activities                     (52,160)    (3,033)
                                          --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Issuance of debt                          152,000     56,000
 Payments of outstanding debt              (39,211)   (27,047)
 Issuance of common stock                      178
 Debt issuance costs                        (3,681)    (1,995)
                                          --------   --------

           Net cash provided by
            financing activities           109,286     26,958
                                          --------   --------
NET INCREASE IN CASH AND CASH
 EQUIVALENTS                                59,228     26,821

CASH AND CASH EQUIVALENTS AT BEGINNING
 OF PERIOD                                   9,016      4,868
                                          --------   --------
CASH AND CASH EQUIVALENTS AT END OF
 PERIOD                                   $ 68,244   $ 31,689
                                          ========   ========
SUPPLEMENTAL CASH FLOW DISCLOSURES:
 Interest paid                            $  9,855   $  6,512
 Income taxes paid                        $     --   $     --


        The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                FALCON DRILLING COMPANY, INC.  AND SUBSIDIARIES


         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1996


1.   BASIS OF PRESENTATION
     AND SIGNIFICANT ACTIVITIES:

     The accompanying unaudited interim condensed consolidated financial statements of the Company for the three months ended March 31, 1996 and 1995, have been prepared without an audit pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments, which consist of normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. Operating results for the interim period are not necessarily indicative of the results that can be expected for a full year. It is suggested that these interim condensed consolidated financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Company's latest annual report filed on Form 10-K.

     During March 1996, the Company completed the offering and sale of $120 million principal amount of 8-7/8% Series A Senior Notes due 2003, resulting in net proceeds of $116 million to the Company after deducting offering-related expenses.

     The Company holds a 37.5 percent effective interest in a Venezuelan joint venture which operates two barge drilling rigs in Venezuela. The Company accounts for its interests in the Venezuelan joint venture under the cost method as Falcon does not currently exercise significant influence over the venture. Through December 31, 1995, the Company had received cash distributions of approximately $1.5 million of which $600,000 was recorded as a reduction of the investment in the joint venture in order to reduce the investment to zero, and the balance was recognized as revenues. During the three months ended March 31, 1996, the Company had received additional cash distributions of approximately $397,000 which were recorded as revenues in the condensed consolidated statement of operations during the three months ended March 31, 1996.

                FALCON DRILLING COMPANY, INC. AND SUBSIDIARIES

2.   EARNINGS PER COMMON SHARE:

     Net income per share of common stock has been computed on the basis of the weighted average number of common shares outstanding during the period and, where dilutive, the effect of common stock contingently issuable, which arises primarily from the exercise of stock options and warrants. Accrued dividends on the Series B redeemable preferred stock as well as the accretion of the difference between the value of the Series B redeemable preferred stock at the date of issue and the redemption value have been deducted from net income for purposes of calculating net income applicable to common shares for the three months ended March 31, 1995. The Company redeemed the Series B redeemable preferred stock in December 1995. Fully diluted earnings per share are considered to be equal to primary earnings per share in all periods presented because the effects of potentially dilutive securities that are not common stock equivalents were either antidilutive or immaterial.

     The following table presents the computation of common and common equivalent shares used in computing primary earnings per share:


                                                THREE MONTHS
                                              ENDED MARCH 31,
                                          ------------------------
                                             1996         1995
                                          -----------  -----------
                                                (UNAUDITED)

Weighted average shares of common stock
 outstanding                              35,289,541   15,922,500
Weighted average of common stock
 equivalents                                 992,427   12,060,258
Effect of shares issuable pursuant to
 stock option plans using the treasury
 stock method                               (388,846)  (1,093,938)
                                          ----------   ----------
Shares used in computing earnings per
 share                                    35,893,122   26,888,820
                                          ==========   ==========

3.   PRO FORMA RESULTS OF OPERATIONS:

     The Company completed the acquisition of the remaining 50 percent interest in Blake Workover in August 1995. Pro forma net income applicable to common shares of the Company for the three-month period ended March 31, 1995, was $1,140,000, and net income per common share was $.04 assuming the Company had completed the acquisition of Blake Workover and had issued the 1,199,000 shares of common stock that were issued in connection with the acquisition of the remaining 50 percent interest in Blake Workover as of January 1, 1995. Pro forma revenues remained the same for all periods presented. The effects of the Blake Workover acquisition and the issuance of the common stock have been reflected in the Company's historic balance sheet and results of operations beginning August 1995.

                FALCON DRILLING COMPANY, INC. AND SUBSIDIARIES

4.   LONG-TERM DEBT:

     The Company had the following debt outstanding as of March 31, 1996, and December 31, 1995 (in thousands):


                                           MARCH 31,   DECEMBER 31,
                                             1996          1995
                                          -----------  -------------
                                          (UNAUDITED)

8-7/8% Series A Senior Notes, due 2003      $120,000             --
9-3/4% Series B Senior Notes, due 2001       110,000       $110,000
Floating Rate Senior Notes, bearing
 interest at LIBOR plus 3.5%,
 redeemable in varying amounts
 beginning in 1998                            10,000         10,000
12-1/2% Series B Senior Subordinated
 Notes, due 2005                              50,000         50,000
Borrowings pursuant to a credit
 agreement with two banks, at LIBOR
 plus 2.5% or 1% over the higher of the
 prime rate or the federal funds rate
 plus .5%, secured by certain accounts
 receivable                                       --          5,000
Note payable to a bank, at LIBOR plus
 1.5% through maturity at December 31,
 1999                                          1,513          1,969
Notes payable by affiliates, secured by
 certain rigs, at 7.0%, due in varying
 amounts commencing July 1994 with
 final payment due June 30, 1999               1,304          1,392
Secured promissory note payable to
 Grace Offshore Company (GOC), at 8.7%,
 secured by certain FALRIG Partnership
 jackup rigs, principal payments of
 $1,667 due March 31, 1997 and 1998            3,333          5,000
                                            --------       --------
                                             296,150        183,361
Less- Amounts due within one year             (2,037)        (3,999)
                                            --------       --------
                                            $294,113       $179,362
                                            ========       ========

     In March 1996, the Company issued $120 million of 8-7/8% Series A Senior Notes (the Series A Notes), resulting in net proceeds of $116 million to the Company after deducting offering-related expenses of approximately $4 million. The Series A Notes mature on March 15, 2003, and bear interest at a rate of
8.875 percent, payable semiannually on March 15 and September 15. Beginning March 15, 2000, the Company may redeem the Series A Notes at annually declining redemption prices beginning at 104.4375 percent of the principal amount of such notes. Upon change in control of the Company, as defined in the Indenture, the Company will be required to make an offer to purchase the Series A Notes at 101 percent of the principal amount thereof.

     The Company's 12-1/2% Series B Senior Subordinated Notes (the Subordinated Notes) mature on March 15, 2005, and bear interest at a rate of 12.5 percent, payable semiannually on March 15 and September 15. The Company has the option to redeem up to 30 percent of the Subordinated Notes through March 15, 1998, at a redemption price of 111.5 percent of the principal amount of such notes with the proceeds of a public offering of the Company's capital stock, provided that at least $35 million in aggregate principal of the Subordinated Notes remains outstanding immediately after giving effect to such redemption. Beginning March 15, 2000, the Company may redeem the Subordinated Notes at annually declining redemption prices beginning at 104.688 percent of the principal amount of such notes. Upon change in control of the Company, as defined in the Indenture, the Company will be required to make an offer to purchase the Subordinated Notes at 101 percent of the principal amount thereof. The Subordinated Notes are senior unsecured obligations of the Company subordinated in right of payment to all other existing or future senior indebtedness of the Company.

                FALCON DRILLING COMPANY, INC. AND SUBSIDIARIES

     The 9-3/4% Series B Senior Notes (the Series B Notes) mature on January 15, 2001, and bear interest at a rate of 9.75 percent, payable semiannually on January 15 and July 15. The Company has the option to redeem up to 30 percent of the Series B Notes through January 15, 1997, at a redemption price of 109 percent of the principal amount thereof, with the proceeds of the sale and issuance of capital stock of the Company, provided that at least $50 million in aggregate principal of the Series B Notes remains outstanding following redemption. Upon the occurrence of a Change of Control of the Company, as defined in the Indenture, each Noteholder will have the right to require the Company to repurchase all of such Noteholder's Notes in whole or in part at a purchase price in cash equal to 101 percent of the principal amount thereof.

     The Floating Rate Notes bear interest at LIBOR plus 3.5 percent and are redeemable at face value plus unpaid accrued interest at any time following 18 months after issuance (February 1994). The Floating Rate Notes are redeemable prior to the end of such 18-month period at a price equal to 103.5 percent of the principal amount outstanding plus unpaid accrued interest. If not previously redeemed, principal amounts of the Floating Rate Notes are due in payments of $1,000,000, $2,000,000 and $2,000,000 on the fourth, fifth and sixth years following issuance, respectively, with the balance due January 24, 2001.

     In order to provide an additional source of funds, the Company has a revolving credit facility with two banks providing for borrowings of up to $25.0 million, which is secured by the Company's accounts receivable. The Company had no borrowings outstanding under this credit facility as of March 31, 1996. Approximately $25.0 million of borrowings were available under this facility at March 31, 1996, based on the Company's eligible borrowing base, as defined. This facility provides that amounts borrowed will bear interest at floating rates based on LIBOR plus 2.5 percent or 1 percent over the greater of the prime rate or the federal funds rate plus 2.5 percent.

5.   COMMITMENTS AND CONTINGENCIES:

     The Company is currently involved in various lawsuits and other contingencies arising out of operations in the normal course of business. In the opinion of management, uninsured losses, if any, in excess of those accrued will not have a material adverse effect on the Company's consolidated financial position or results of operations. The Company is self-insured for the deductible portion of its insurance coverage and participates in an insurance cooperative for most of its coverage. Most of its insurance provides for premium adjustments based on claims experience. Future events, claims or assessments may increase the Company's costs for such coverage. In the opinion of management, adequate accruals have been made based on known and estimated exposures.

     The Company has multiyear employment agreements with several of its officers. The employment agreements provide for annual salaries and discretionary bonuses to be determined by the board of directors.

     The Company entered into contingent profits interest agreements during 1992 associated with certain acquisitions. The agreements require annual payments of 15 percent of an agreed-upon amount to be paid to the previous rig owners and a former mortgage holder. This agreed-upon amount can be generally described as domestic barge net income less overhead, depreciation and interest attributable to these operations. These payments, if any, continue through 1997 or until payment of $5 million is made. There have been no required payments under these agreements through March 31, 1996.

     In addition, during 1994 a subsidiary of the Company acquired an interest in a joint venture engaged in the development of drilling prospects in the general areas of the Company's barge drilling operations and, in one instance, has participated with several other companies in the funding of seismic activities in south Louisiana. The Company's historical expenditures and commitments to date for the funding and exploratory efforts of the joint venture activities are approximately $4.0 million of which $3.2 million has been included and recorded as other assets at March 31, 1996.

                FALCON DRILLING COMPANY, INC. AND SUBSIDIARIES

     Future participation in the development of oil and gas prospects and related activities will depend in large part upon the availability of cash flows and cash balances in excess of the Company's needs to fund its obligations and further growth in its basic contract drilling business, as well as upon future determinations by the Company as to the attractiveness of such other activities. Existing commitments for funding these oil and gas activities are approximately $350,000. The Company utilizes the full-cost method to account for its oil and gas activities.

     The Company has entered into an agreement to purchase three barge drilling rigs for an approximate cost of $5.25 million and estimated mobilization costs of $700,000. At March 31, 1996, the Company had made deposits of approximately $500,000 which have been included in other assets. The seller of these rigs is encountering logistical problems in connection with their delivery to the Company. Management of the Company believes the deposit on these rigs is refundable should the delivery of these rigs not be accomplished. Should these acquisitions be completed, however, the acquisition costs will be capitalized into rigs and equipment and depreciated over the remaining useful lives of the acquired rigs.

     In September 1995, the Company purchased a dynamically positioned drillship, the Peregrine I, for a purchase price of $9.8 million. At March 31, 1996 the Peregrine I was in Singapore undergoing refurbishment and upgrade at a cost estimated by the Company at $25 million, of which approximately $16 million had been incurred and included in rigs and equipment at March 31, 1996.

     In February 1996, the Company signed a memorandum of agreement to acquire the Pelerin, a dynamically positioned drillship, for $32.4 million. This memorandum of agreement is subject to certain conditions beyond the control of the Company, including obtaining consents of operators to the assignment of drilling contracts. The Company expects to complete the purchase of the Pelerin in May 1996.

     In April 1996, the Company completed the purchase of the D.K. McIntosh, a jackup drilling rig, for a purchase price of $8.5 million.

6.   SUPPLEMENTAL GUARANTOR INFORMATION:

     The Company's obligations under the Series B Notes and the Floating Rate Senior Notes are unconditionally guaranteed by each of the Company's directly held subsidiaries and certain of the Company's indirectly held subsidiaries on a joint and several basis.

     The Indenture under which the Series B Notes were issued provides for subsidiaries acquired subsequent to the issuance of the Series B Notes to be designated as guarantors of the Series B Notes. The Indenture also provides that 12 specified barge rigs are to be nonrecourse rigs, whereby the Company has the option to transfer such nonrecourse barge rigs to nonrecourse subsidiaries at any time provided, however, that the Company may, at its option and at any time, designate up to two of its barge rigs in substitution for any two of the designated nonrecourse barge rigs. In addition, up to two of the Company's jackup rigs may be designated nonrecourse rigs provided certain financial tests are met. Nonrecourse subsidiaries are not required to provide guarantees of the Series B Notes and Floating Rate Senior Notes and are not subject to certain of the Indenture covenants.

     During December 1994, the Company transferred three nonrecourse barge rigs to a newly formed nonguarantor subsidiary, Falcon Drilling de Venezuela, Inc. During March 1995, Falcon Drilling de Venezuela, Inc., was merged into a guarantor subsidiary of the Company in connection with the issuance of the Subordinated Notes, and the three barge rigs previously designated as nonrecourse rigs ceased being nonrecourse rigs. The following condensed consolidating financial statements are presented for purposes of complying with the reporting requirements of the parent company and the subsidiaries which are guarantors under the Fixed Rate Notes. The financial statements at March 31, 1996, and December 31, 1995, include Eilert-Olsen Investments, Inc., as a nonguarantor subsidiary. The Company believes that separate financial statements and other disclosures of the guarantors are not material to the investors.

     Upon occurrence of an event of default (as defined) under a revolving credit facility with two banks, the ability of certain subsidiaries of the Company to make distributions or other transfers to the Company will be restricted.

                FALCON DRILLING COMPANY, INC. AND SUBSIDIARIES

             CONDENSED CONSOLIDATING BALANCE SHEET--MARCH 31, 1996

                                 (IN THOUSANDS)


                                          FALCON DRILLING    GUARANTOR    NONGUARANTOR
                                           COMPANY, INC.    SUBSIDIARIES  SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                          ----------------  ------------  -------------  -------------  ------------
       ASSETS
CURRENT ASSETS:
 Cash and cash equivalents                       $ 67,206       $  1,038        $  --       $ --            $ 68,244
 Accounts receivable, net                          19,725         27,072           --         --              46,797
 Other current assets                                 (80)         3,138           --         --               3,058
                                                 --------       --------        ------      ---------      ---------
  Total current assets                             86,851         31,248           --         --             118,099
EQUIPMENT AND PROPERTY, net                        41,406        273,710         2,682        --             317,798
OTHER NONCURRENT ASSETS                                73         19,897           --         --              19,970
INVESTMENT IN SUBSIDIARIES AND JOINT
 VENTURES, net                                    293,292          --              --        (293,292)          --
                                                 --------       --------        ------      ---------       --------
   Total assets                                  $421,622       $324,855        $2,682      $(293,292)      $455,867
                                                 ========       ========        ======      =========       ========
LIABILITIES AND
STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Accounts payable and accrued
  liabilities                                    $ 13,419       $ 18,209        $  --       $ --            $ 31,628
 Debt due within one year                           --             1,667           370        --               2,037
                                                 --------       --------        ------      ---------      ---------
  Total current liabilities                        13,419         19,876           370        --              33,665
LONG-TERM DEBT, net                               291,513          1,667           933        --             294,113
DEFERRED INCOME TAXES                               --            11,399           --         --              11,399
STOCKHOLDERS' EQUITY:
 Partnership capital                                --            56,672           --         (56,672)          --
 Common stock                                         353           --             --         --                 353
 Additional paid-in capital                       113,031        206,648         1,701       (208,349)       113,031
 Accumulated earnings (deficit)                     3,306         28,593          (322)       (28,271)         3,306
                                                 --------       --------        ------      ---------      ---------
  Total stockholders' equity                      116,690        291,913         1,379       (293,292)       116,690
                                                 --------       --------        ------      ---------      ---------
   Total liabilities and stockholders'
   equity                                        $421,622       $324,855        $2,682      $(293,292)      $455,867
                                                 ========       ========        ======      =========      =========

                FALCON DRILLING COMPANY, INC. AND SUBSIDIARIES

            CONDENSED CONSOLIDATING BALANCE SHEET--DECEMBER 31, 1995

                                 (IN THOUSANDS)

                                          FALCON DRILLING   GUARANTOR    NONGUARANTOR
                 ASSETS                    COMPANY, INC.   SUBSIDIARIES  SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                          ---------------  ------------  -------------  -------------  ------------
CURRENT ASSETS:
 Cash and cash equivalents                       $    141      $  8,875        $  --       $ --            $  9,016
 Accounts receivable, net                          11,953        26,047           --         --              38,000
 Other current assets                               2,524         2,364           --         --               4,888
                                                 --------      --------        ------      ---------       --------
  Total current assets                             14,618        37,286           --         --              51,904
EQUIPMENT AND PROPERTY, net                        18,598       244,313         2,697        --             265,608
OTHER ASSETS                                          137        23,374           --         --              23,511
INTERCOMPANY AND INVESTMENT IN
 SUBSIDIARIES AND JOINT VENTURES, net             268,118         --              --        (268,118)          --
                                                 --------      --------        ------      ---------       --------
  Total assets                                   $301,471      $304,973        $2,697      $(268,118)      $341,023
                                                 ========      ========        ======      =========       ========
     LIABILITIES AND
   STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts payable and accrued
  liabilities                                    $  8,985      $ 22,482        $  --       $ --            $ 31,467
 Debt and other obligations due within
  one year                                          1,969         1,666           364        --               3,999
                                                 --------      --------        ------      ---------       --------
  Total current liabilities                        10,954        24,148           364        --              35,466
LONG-TERM DEBT, net                               175,000         3,334         1,028        --             179,362
DEFERRED INCOME TAXES                                --          10,679           --         --              10,679
STOCKHOLDERS' EQUITY:
 Partnership capital                                 --          56,672           --         (56,672)          --
 Common stock                                         352                                                       352
 Additional paid-in capital                       112,854       191,921         1,603       (193,525)       112,853
 Accumulated earnings (deficit)                     2,311        18,219          (298)       (17,921)         2,311
                                                 --------      --------        ------      ---------       --------
  Total stockholders' equity                      115,517       266,812         1,305       (268,118)       115,516
                                                 --------      --------        ------      ---------       --------
  Total liabilities and stockholders'
   equity                                        $301,471      $304,973        $2,697      $(268,118)      $341,023
                                                 ========      ========        ======      =========       ========

                FALCON DRILLING COMPANY, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

                   FOR THE THREE MONTHS ENDED MARCH 31, 1996

                                 (IN THOUSANDS)


                                        FALCON DRILLING     GUARANTOR    NONGUARANTOR
                                         COMPANY, INC.    SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                        ----------------  -------------  -------------  -------------  -------------
OPERATING REVENUES                              $ 4,454        $51,680       $ --            $    --        $56,134

COSTS AND EXPENSES:
 Operating costs                                  2,949         35,195         --                 --         38,144
 General and administrative expenses                146          4,422         --                 --          4,568
 Depreciation                                       323          5,694         16                 --          6,033
                                                -------        -------       ----            -------        -------
OPERATING INCOME                                  1,036          6,369        (16)                            7,389

OTHER (INCOME) EXPENSE:
 Interest expense                                 5,576            109         25                 --          5,710
 Other (income) expense, net                         64           (100)        --                 --            (36)
 Equity in income of subsidiaries                (3,665)            --         --              3,665             --
                                                -------        -------       ----            -------        -------
INCOME (LOSS) BEFORE INCOME TAXES                  (939)         6,360        (41)            (3,665)         1,715

INCOME TAX PROVISION (BENEFIT)                   (1,934)         2,671        (17)                --            720
                                                -------        -------       ----            -------        -------
NET INCOME (LOSS)                               $   995        $ 3,689       $(24)           $(3,665)       $   995
                                                =======        =======       ====            =======        =======

                FALCON DRILLING COMPANY, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

                   FOR THE THREE MONTHS ENDED MARCH 31, 1995

                                 (IN THOUSANDS)


                                          FALCON DRILLING    GUARANTOR    NONGUARANTOR
                                           COMPANY, INC.    SUBSIDIARIES  SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                          ----------------  ------------  -------------  -------------  ------------
OPERATING REVENUES                                $ 2,221        $38,802         $ 194        $    --        $41,217

COSTS AND EXPENSES:
 Operating costs                                    1,261         26,405           642             --         28,308
 General and administrative expenses                   92          2,913                           --          3,005
 Depreciation                                         201          3,272           131             --          3,604
                                                  -------        -------         -----        -------        -------
OPERATING INCOME                                      667          6,212          (579)            --          6,300

OTHER (INCOME) EXPENSE:
 Interest expense                                   3,943             48            62            (41)         4,012
 Other (income) expense, net                           --            129            --             41            170
 Equity in income of subsidiaries                  (3,129)            --            --          3,129             --
                                                  -------        -------         -----        -------        -------

INCOME (LOSS) BEFORE INCOME TAXES AND
 MINORITY INTEREST                                   (147)         6,035          (641)        (3,129)         2,118

INCOME TAX PROVISION (BENEFIT)                     (1,545)         2,534          (269)            --            720
                                                  -------        -------         -----        -------        -------
NET INCOME (LOSS) BEFORE MINORITY
 INTEREST                                           1,398          3,501          (372)        (3,129)         1,398

MINORITY INTEREST                                     403             --            --             --            403
                                                  -------        -------         -----        -------        -------
NET INCOME (LOSS)                                 $   995        $ 3,501         $(372)       $(3,129)       $   995
                                                  =======        =======         =====        =======        =======

                FALCON DRILLING COMPANY, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS


  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

                   FOR THE THREE MONTHS ENDED MARCH 31, 1996

                            (IN THOUSANDS)

                                          FALCON DRILLING     GUARANTOR    NONGUARANTOR
                                           COMPANY, INC.    SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                          ----------------  -------------  -------------  -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                              $    995       $  3,689           $(24)       $(3,665)      $    995
  Adjustments to reconcile net income
   (loss) to net cash provided by (used
   in) operating activities-
     Equity in unconsolidated
      subsidiaries                                 (3,665)            --             --          3,665             --
     Depreciation and amortization                    387          6,225             16             --          6,628
     Realized gain on the sale of assets               --           (213)            --             --           (213)
     Provision for deferred income taxes               --            720             --             --            720
     Changes in assets and liabilities               (426)        (5,699)            97             --         (6,028)
                                                 --------       --------           ----        -------       --------
 Net cash provided by (used in)
  operating activities                             (2,709)         4,722             89             --          2,102
                                                 --------       --------           ----        -------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of equipment and property             (19,190)       (34,333)            --             --        (53,523)
  Refunds on drill pipe, rigs and
   equipment, net of deposits                         950             --             --             --            950
  Sale of equipment and property                       --            413             --             --            413
  Intercompany advances                           (23,028)        23,028             --             --             --
                                                 --------       --------           ----        -------       --------
 Net cash used in investing activities            (41,268)       (10,892)            --             --        (52,160)
                                                 --------       --------           ----        -------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Issuance of debt                               152,000             --             --             --        152,000
   Payments of outstanding debt                   (37,455)        (1,667)           (89)            --        (39,211)
   Issuance of common stock, net                      178             --             --             --            178
   Debt issuance costs                             (3,681)            --             --             --         (3,681)
                                                 --------       --------           ----        -------       --------
 Net cash provided by (used in)
  financing activities                            111,042         (1,667)           (89)            --         109,286
                                                 --------       --------           ----        -------       ---------
NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                  67,065         (7,837)            --             --          59,228

CASH AND CASH EQUIVALENTS AT BEGINNING
 OF YEAR                                              141          8,875             --             --           9,016
                                                 --------       --------           ----        -------        --------
CASH AND CASH EQUIVALENTS AT END OF YEAR         $ 67,206       $  1,038           $           $              $ 68,244
                                                 ========       ========           ====        =======        ========

                FALCON DRILLING COMPANY, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

                   FOR THE THREE MONTHS ENDED MARCH 31, 1995

                                 (IN THOUSANDS)

                                          FALCON DRILLING     GUARANTOR    NONGUARANTOR
                                           COMPANY, INC.    SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                          ----------------  -------------  -------------  -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                   $    995        $ 3,501          $(372)       $(3,129)       $   995
  Adjustments to reconcile net income
   to net cash provided by (used in)
   operating activities-
     Equity in unconsolidated
      subsidiaries                               (3,129)            --             --          3,129             --
     Depreciation and amortization                  201          3,768            131             --          4,100
     Realized gain on the sale of assets             --            (11)            --             --            (11)
     Minority interest in earnings of
      subsidiary                                    403             --             --             --            403
     Changes in current assets and
      current liabilities and
      intercompany balances                     (52,445)        50,361            323             --         (1,761)
                                               --------        -------          -----        -------        -------
 Net cash provided by (used in)
  operating activities                          (53,975)        57,619             82             --          3,726
                                               --------        -------          -----        -------        -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of equipment and property                --         (3,077)            --            --          (3,077)
  Proceeds from sale of equipment and
   property                                          --             44             --            --              44
  Deferred costs of Venezuelan
   operations                                        --           (830)            --            --            (830)
                                               --------        -------          -----        -------        -------
 Net cash used in investing activities               --         (3,863)            --            --          (3,863)
                                               --------        -------          -----        -------        -------

                FALCON DRILLING COMPANY, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

                   FOR THE THREE MONTHS ENDED MARCH 31, 1995

                                 (IN THOUSANDS)


                                          FALCON DRILLING     GUARANTOR    NONGUARANTOR
                                           COMPANY, INC.    SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS  CONSOLIDATED
                                          ----------------  -------------  -------------  ------------  -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Issuance of debt                               $56,000       $     --           $ --         $   --      $ 56,000
   Payments of outstanding debt                        --        (26,965)           (82)            --       (27,047)
   Debt issuance costs                             (1,995)            --             --             --        (1,995)
                                                  -------       --------           ----           ----      --------
  Net cash provided by (used in)
  financing activities                             54,005        (26,965)           (82)            --        26,958
                                                  -------       --------           ----           ----      --------
 NET INCREASE IN CASH AND CASH
 EQUIVALENTS                                           30         26,791             --             --        26,821

 CASH AND CASH EQUIVALENTS AT BEGINNING
 OF YEAR                                               --          4,868             --             --         4,868
                                                  -------       --------           ----           ----      --------
CASH AND CASH EQUIVALENTS AT END OF YEAR          $    30       $ 31,659           $ --          $  --      $ 31,689
                                                  =======       ========           ====          =====      ========

      ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                           AND RESULTS OF OPERATIONS

GENERAL

  The Company's historical results of operations have been significantly affected by a series of acquisitions that have resulted in the Company's current fleet of barge and offshore rigs. The following table sets forth information reflecting the year of acquisition of the rigs constituting the Company's current fleet and the number of such rigs that are currently in service.

                              RIGS ACQUIRED
                 ----------------------------------------
                                      BOTTOM-                 UNITS
                 DRILLING  WORKOVER  SUPPORTED             CURRENTLY IN
YEAR ACQUIRED     BARGES    BARGES     UNITS    DRILLSHIP    SERVICE
- - ---------------  --------  --------  ---------  ---------  ------------
1988-1991          16         2         --         --            11
1992               13        --          4         --            15
1993                5        --          7         --            12
1994                4         5         --         --             5
1995                5        --          5          1             7
1996                2         2          2          1             6

  Revenues. The Company's revenues are determined primarily by (a) the number of rigs it has available for service and (b) demand for contract drilling and workover services, which affects the number of days the Company's fleet is utilized and the day rates it receives. In response to changes in demand, the Company has modified and mobilized previously cold stacked rigs into international markets, particularly Venezuela. In addition, the Company may, in the future, in response to changes in demand, withdraw a rig from active service or may reactivate a previously stacked rig, which could decrease or increase revenues, respectively.

  Operating Costs. Operating costs include all direct costs and expenditures associated with operating active rigs and cold stacking inactive rigs. These costs and expenditures vary based on rig utilization and the number of rigs actively marketed by the Company. These costs and expenditures include rig labor costs, repair, maintenance and supply expenditures, insurance costs, fuel costs, mobilization and other costs related to operating drilling and workover rigs.

  Operating Income. Operating income is primarily affected by revenue factors, but is also a function of varying levels of operating expenses. Changes in day rates do not affect operating expenses. Significant changes in rig utilization can change the level of operating expenses from period to period as the Company may adjust the level of its actively marketed rig fleet to more closely match anticipated level of demand. The general and administrative expenses, which generally include the costs of the Company's shore-based support functions, also affect operating income. These costs generally do not vary significantly from period to period unless the Company materially expands its asset base, nor do they vary over short periods of time with rig utilization. Depreciation, which is determined by the level of the Company's capital expenditures and depreciation practices, is the other major determinant of operating income.

      ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

RESULTS OF OPERATIONS

Comparative data relating to the Company's revenues and operating expenses by major areas of operations are listed below:

                                            THREE MONTHS
                                               ENDED
                                             MARCH 31,
                                         ------------------
                                           1996      1995
                                         --------  --------
                                           (IN THOUSANDS)
Revenues-
 Domestic barge drilling                  $18,089   $18,060
 Domestic barge workover                    4,022     2,862
 International shallow-water drilling      10,001     6,892
 Offshore drilling                         21,544    13,403
 Drillships                                 2,478        --
                                          -------  --------
                                          $56,134   $41,217
                                          =======   =======

Operating costs-
 Domestic barge drilling                  $13,237   $12,435
 Domestic barge workover                    2,779     1,550
 International shallow-water drilling       5,606     3,110
 Offshore drilling                         15,104    11,213
 Drillships                                 1,418        --
                                          -------  --------
                                          $38,144   $28,308
                                          =======   =======

Rig operating income-
 Domestic barge drilling                  $ 4,852   $ 5,625
 Domestic barge workover                    1,243     1,312
 International shallow-water drilling       4,395     3,782
 Offshore drilling                          6,440     2,190
 Drillships                                 1,060        --
                                          -------  --------
                                           17,990    12,909
 General and administrative expenses        4,568     3,005
 Depreciation expense                       6,033     3,604
                                          -------   -------
 Operating income                         $ 7,389   $ 6,300
                                          =======   =======

For the Three-Month Periods Ended March 31, 1996 and 1995
- - ---------------------------------------------------------

  Revenues. Revenues for the three months ended March 31, 1996, increased 36.2 percent, or $14.9 million, over the prior period. The $3.1 million increase in international shallow-water drilling revenue is primarily attributable to the mobilization of a submersible rig to Venezuela during the fourth quarter of 1995. Domestic barge revenues were unchanged between the two periods. Domestic barge workover revenues were $1.2 million greater for the 1996 period primarily due to increased utilization. Offshore drilling revenue increased $8.1 million due to higher utilization and day rates during the first three months of 1996 and the acquisition of five jackup rigs in September 1995. Drillship revenues of $2.5 million reflect the acquisition of the Peregrine II which began operations for Falcon during February 1996.

      ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

  Operating Costs. Rig operating costs increased 34.7 percent, or $9.8 million, primarily as a result of increased rig activity and fleet size in the international shallow-water, offshore and drillship divisions.

  Operating Income. Operating income increased 17.3 percent, or $1.1 million, as a result of an increase of $5.1 million of rig operating income, which was partially offset by a net increase of approximately $1.6 million in general and administrative expenses and a $2.4 million increase in depreciation expense resulting from a greater number of rigs owned by the Company. The increase in general and administrative expenses is primarily due to the following factors:
(a) the February startup of a shorebase in Brazil for the operation of the drillship Peregrine II and (b) an increase in the Venezuela shorebase costs due to the mobilization of a submersible rig to Venezuela.

  Interest Expense. Interest expense was $1.7 million or 42.3 percent higher during the 1996 period primarily due to the issuance of $50.0 million in senior subordinated notes in March 1995.

  Amortization of Deferred Costs. Amortization of deferred costs increased by approximately $.1 million as a result of the costs associated with the placement of the $50.0 million of senior subordinated notes and deferred start-up costs incurred in Venezuela.

  Other Income, net. Other income increased by approximately $.3 million primarily as a result of higher interest income earned on the Company's available cash balances and gains on sales of equipment during the period.

  Net Income. Net income applicable to common shares increased 11.3 percent, or approximately $.1 million, during 1996 primarily as a result of improved operating results in the Company's offshore rig and international barge areas and the addition of the drillship operations, all of which more than offset increases in depreciation, interest expense, and general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

  Net cash provided by operating activities was $2.1 million for the three months ended March 31, 1996, compared to $2.9 million for the comparable prior period. The $.8 million decrease in net cash provided by operating activities was the result of improved operating results, offset by an increase in the receivables component of working capital at March 31, 1996. Net cash used in investing activities was $52.1 million for the three months ended March 31, 1996, compared to $3.0 million for the comparable prior period. The increase of $49.1 million was due to increased capital expenditures including the acquisitions of the drilling barge Gus Androes, the submersible rig Real Explorer and the drillship Peregrine II. Net cash provided by financing activities was $109.3 million for the three months ended March 31, 1996, compared to $27.0 million for the comparable prior period. The overall increase of $82.3 million was due primarily to the issuance of the 1996 Senior Notes.

  During the remainder of 1996, the Company currently expects to incur additional capital expenditures of approximately $60 million including (a) approximately $40 million for the acquisition of the drillship Pelerin and the completion of upgrades to the drillship Peregrine I and (b) approximately $20 million for drill pipe, rig reactivations, rig enhancements and other equipment.

  The Company believes that its available funds, together with cash generated from operations, will be sufficient to fund its capital expenditures, working capital and debt service requirements. Future cash flows are subject to a number of uncertainties, particularly the condition of the oil and gas industry and the related drilling activity in the Company's markets. Liquidity of the Company should be considered in light of the significant fluctuations in demand that may be experienced by drilling contractors as rapid changes in oil and gas producers' expectations and budgets occur. These fluctuations can rapidly impact the Company's liquidity as supply and demand factors directly affect utilization and day rates, which are the primary determinants of cash flow from the Company's operations. There can therefore be no assurance that these resources will continue to be sufficient to fund the Company's cash requirements. Upon the occurrence of an event of default under the Company's revolving credit facility, the ability of certain subsidiaries of the Company to

      ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION make distributions or other transfers to the Company will be restricted. The Company may defer or cancel certain planned purchases or discretionary expenses if future cash flows or market conditions are not favorable. In addition, the Company has historically sold certain assets that it believed were nonessential to its core businesses when it could realize value from their sale in excess of that which the Company could reasonably expect to realize from their operation. In addition, the Company believes that additional funding could be generated through the public debt or equity markets, although there can be no assurances in this regard.

                          PART II - OTHER INFORMATION


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits:

EXHIBIT NO.                       DESCRIPTION
- - -----------                       -----------
27                                Falcon Drilling Company, Inc. and
                                  Subsidiaries Financial Data Schedule
- - -----

         (b) Reports on Form 8-K: In a report filed on Form 8-K dated February 21, 1996, the Company reported that it was making a private placement of $100 million of unsecured notes maturing in 2003.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      Falcon Drilling Company, Inc.



Date:  May 14, 1996                   /s/ Robert F. Fulton
                                      --------------------
                                      Robert F. Fulton
                                      Executive Vice President and Principal
                                       Financial Officer