Form 10-Q
period 1996-06-30
FALCON DRILLING CO INC
filed 1996-08-14
CIK 892179

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549


                                   FORM 10-Q



(Mark One)
[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996

                                       OR

[_]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934


For the Transition period from _________________ to _____________________

Commission file number:  0-26388

                         FALCON DRILLING COMPANY, INC.
            (Exact name of registrant as specified in its charter)


             Delaware                               76-0351754
(State or other jurisdiction of                  (I.R.S. Employer
incorporation or organization)                  Identification No.)


          1900 W. Loop South
              Suite 1800
            Houston, Texas                      77027
       (Address of Principal                 (Zip Code)
        Executive offices)

Registrant's telephone number, including area code:    (713) 623-8984

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    [X]   No    [_]

The number of shares outstanding of the issuer's common stock, as of July 31, 1996: 35,355,917

                         FALCON DRILLING COMPANY, INC.


                               INDEX TO FORM 10-Q

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996



Item Number                       Description                Page Number
- -----------                      -------------               -----------

               Part I-
1              Financial Statements-

               Condensed Consolidated Balance Sheets
               as of June 30, 1996 (unaudited), and
               December 31, 1995                                 3


               Unaudited Condensed Consolidated
               Statements of Operations for the
               Three Months and Six Months Ended
               June 30, 1996 and 1995                            4



               Unaudited Condensed Consolidated
               Statements of Cash Flows for the Six
               Months Ended June 30, 1996 and 1995               5


               Notes to Unaudited Condensed
               Consolidated Financial Statements                 6

2              Management's Discussion and Analysis
               of Financial Condition and Results of
               Operations                                       17


               Part II-
6              Exhibits and Reports on Form 8-K                 21

                         PART I - FINANCIAL INFORMATION

                         ITEM 1 - FINANCIAL STATEMENTS

                 FALCON DRILLING COMPANY, INC. AND SUBSIDIARIES


                     CONDENSED CONSOLIDATED BALANCE SHEETS

                      (IN THOUSANDS EXCEPT SHARE AMOUNTS)


                                           JUNE 30,    DECEMBER 31,
                                             1996          1995
                                          -----------  -------------
                                          (UNAUDITED)

                  ASSETS

CURRENT ASSETS:
 Cash and cash equivalents                  $  9,953       $  9,016
 Accounts receivable, net of allowance
  for doubtful accounts of $375 at June
  30, 1996, and December 31, 1995             65,325         38,000

 Other current assets                          2,937          4,888
                                            --------       --------

            Total current assets              78,215         51,904

EQUIPMENT AND PROPERTY:
 Drilling rigs and equipment                 432,875        295,004
 Vessels and other equipment                   5,540          3,903
                                            --------       --------
                                             438,415        298,907
 Less- Accumulated depreciation              (45,941)       (33,299)
                                            --------       --------
                                             392,474        265,608

OTHER ASSETS                                  16,157         23,511
                                            --------       --------
            Total assets                    $486,846       $341,023
                                            ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts payable and accrued
  liabilities                               $ 41,420       $ 31,326
 Income tax payable                              167            141
 Debt due within one year                      3,432          3,999
                                            --------       --------
            Total current liabilities         45,019         35,466

LONG-TERM DEBT, less current portion         304,504        179,362

DEFERRED INCOME TAXES                         14,359         10,679

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
 Common stock, $.01 par value,
  100,000,000 shares authorized;
  35,335,917 and 35,244,384 shares
  issued and outstanding at June 30,
  1996, and December 31, 1995,
  respectively                                   353            352

 Additional paid-in capital                  113,289        112,853
 Accumulated earnings                          9,322          2,311
                                            --------       --------

            Total stockholders' equity       122,964        115,516
                                            --------       --------
             Total liabilities and
             stockholders' equity           $486,846       $341,023
                                            ========       ========

        The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                 FALCON DRILLING COMPANY, INC. AND SUBSIDIARIES


           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)



                                                 THREE MONTHS                  SIX MONTHS
                                                ENDED JUNE 30,               ENDED JUNE 30,
                                        ---------------------------   ----------------------------
                                              1996          1995          1996            1995
                                        -------------   ------------  ------------  --------------
                                                 (UNAUDITED)                 (UNAUDITED)

OPERATING REVENUES                        $    73,946   $    39,419   $   130,080      $    80,636

COSTS AND EXPENSES:
  Operating costs                              47,634        27,907        85,778           56,215
  General and administrative expenses           4,313         3,828         8,881            6,834
  Depreciation                                  7,045         3,801        13,078            7,406
                                          -----------   -----------   -----------      -----------

OPERATING INCOME                               14,954         3,883        22,343           10,181

OTHER (INCOME) EXPENSE:
  Interest expense                              6,387         4,694        12,097            8,704
  Amortization of deferred costs                  706           726         1,301            1,222
  Other (income) expense, net                  (1,553)       (1,291)       (2,184)          (1,617)
                                          -----------   -----------   -----------      -----------

INCOME (LOSS) BEFORE INCOME TAXES AND
 MINORITY INTEREST                              9,414          (246)       11,129            1,872


INCOME TAX PROVISION (BENEFIT)                  3,398          (416)        4,118              304
                                          -----------   -----------   -----------      -----------

INCOME BEFORE MINORITY INTEREST                 6,016           170         7,011            1,568

MINORITY INTEREST                                   -           708             -            1,111
                                          -----------   -----------   -----------      -----------

NET INCOME (LOSS)                               6,016          (538)        7,011              457

PREFERRED STOCK DIVIDENDS
   AND ACCRETION                                    -           101             -              202
                                          -----------   -----------   -----------      -----------

NET INCOME (LOSS) APPLICABLE TO COMMON
 SHARES                                   $     6,016   $      (639)  $     7,011      $       255
                                          ===========   ===========   ===========      ===========

NUMBER OF COMMON AND COMMON EQUIVALENT
   SHARES USED IN COMPUTING EARNINGS
   PER SHARE                               36,036,062    15,922,500    35,966,388       26,878,107
                                          ===========   ===========   ===========      ===========

NET INCOME PER COMMON SHARE                      $.17         ($.04)         $.19             $.01
                                          ===========   ===========   ===========      ===========


              The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                 FALCON DRILLING COMPANY, INC. AND SUBSIDIARIES


           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)



                                               SIX MONTHS
                                             ENDED JUNE 30,
                                          ---------------------
                                             1996       1995
                                          ----------  ---------
                                              (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                               $   7,011   $    457
 Adjustments to reconcile net income to
  net cash provided by operating
  activities-
   Depreciation and amortization             14,378      8,628
   Realized gain on sale of assets             (227)      (770)
   Minority interest in earnings of
    subsidiary                                    -      1,111
   Provision for deferred income taxes        3,679        304
   Changes in assets and liabilities-
     Accounts receivable, trade             (27,325)       407
     Other assets                             3,198       (774)
     Accounts payable and accrued
      liabilities                            10,120     (4,985)
                                          ---------   --------
           Net cash provided by
            operating activities             10,834      4,378
                                          ---------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of equipment and property       (140,129)    (7,463)
 Refunds (deposits) made for drill
  pipe, rigs and equipment                    8,826          -
 Proceeds from the sale of equipment
  and property                                  413      3,019
                                          ---------   --------
           Net cash used in investing
            activities                     (130,890)    (4,444)
                                          ---------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Issuance of debt                           164,000     56,000
 Payments of outstanding debt               (39,425)   (27,368)
 Issuance of common stock                       437
 Debt issuance costs                         (4,019)    (2,093)
                                          ---------   --------

           Net cash provided by
            financing activities            120,993     26,539
                                          ---------   --------
NET INCREASE IN CASH AND CASH
 EQUIVALENTS                                    937     26,473

CASH AND CASH EQUIVALENTS AT BEGINNING
 OF PERIOD                                    9,016      4,868
                                          ---------   --------
CASH AND CASH EQUIVALENTS AT END OF
 PERIOD                                   $   9,953   $ 31,341
                                          =========   ========
SUPPLEMENTAL CASH FLOW DISCLOSURES:
 Interest paid                            $  10,156   $  6,918
 Income taxes paid                        $      30   $    387

              The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                FALCON DRILLING COMPANY, INC.  AND SUBSIDIARIES


         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 1996



1.   BASIS OF PRESENTATION
     AND SIGNIFICANT ACTIVITIES:

The accompanying unaudited condensed consolidated financial statements of the Company for the three months and six months ended June 30, 1996 and 1995, have been prepared without an audit pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments, which consist of normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. Operating results for the interim periods are not necessarily indicative of the results that can be expected for a full year. It is suggested that these interim condensed consolidated financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Company's latest annual report filed on Form 10-K.

During March 1996, the Company completed the offering and sale of $120 million principal amount of 8-7/8% Series A Senior Notes due 2003, resulting in net proceeds of $116 million to the Company after deducting offering-related expenses.

The Company holds a 37.5 percent effective interest in a Venezuelan joint venture which operates two barge drilling rigs in Venezuela. The Company accounts for its interests in the Venezuelan joint venture under the cost method as Falcon does not currently exercise significant influence over the venture. Through December 31, 1995, the Company had received cash distributions of approximately $1.5 million of which $600,000 was recorded as a reduction of the investment in the joint venture in order to reduce the investment to zero, and the balance was recognized as revenues. During the three and six months ended June 30, 1996, the Company had received additional cash distributions of approximately $397,000 and $787,000, respectively which were recorded as revenues in the condensed consolidated statement of operations.

                FALCON DRILLING COMPANY, INC.  AND SUBSIDIARIES

2.   EARNINGS PER COMMON SHARE:

Net income per share of common stock has been computed on the basis of the weighted average number of common shares outstanding during the period and, where dilutive, the effect of common stock contingently issuable, which arises primarily from the exercise of stock options and warrants. Accrued dividends on the Series B redeemable preferred stock as well as the accretion of the difference between the value of the Series B redeemable preferred stock at the date of issue and the redemption value have been deducted from net income for purposes of calculating net income applicable to common shares for the three and six months ended June 30, 1995. The Company redeemed the Series B redeemable preferred stock in December 1995. Fully diluted earnings per share are considered to be equal to primary earnings per share in all periods presented because the effects of potentially dilutive securities that are not common stock equivalents were either antidilutive or immaterial.

The following table presents the computation of common and common equivalent shares used in computing primary earnings per share:

                                               THREE MONTHS               SIX MONTHS
                                              ENDED JUNE 30,            ENDED JUNE 30,
                                          -----------------------  ------------------------
                                             1996         1995        1996         1995
                                          -----------  ----------  -----------  -----------
                                                (UNAUDITED)              (UNAUDITED)
Weighted average shares of common stock
    outstanding                           35,311,648   15,922,500  35,300,594   15,922,500
Weighted average of common stock
 equivalents                               1,067,628            -   1,030,027   12,093,077
Effect of shares issuable pursuant to
 stock option plans using the
 treasury stock method                      (343,213)           -    (364,233)  (1,137,470)
                                          ----------   ----------  ----------   ----------
Shares used in computing earnings per
 share                                    36,036,062   15,922,500  35,966,388   26,878,107
                                          ==========   ==========  ==========   ==========

3.      PRO FORMA RESULTS OF OPERATIONS:

The Company completed the acquisition of the remaining 50 percent interest in Blake Workover in August 1995. Pro forma net income (loss) applicable to common shares of the Company for the three-month and six-month period ended June 30, 1995, was $(235,000) and $921,000 respectively, and net income (loss) per common share was $(.03) and $.03 respectively assuming the Company had completed the acquisition of Blake Workover and had issued the 1,199,000 shares of common stock that were issued in connection with the acquisition of the remaining 50 percent interest in Blake Workover as of January 1, 1995. Pro forma revenues remained the same for all periods presented. The effects of the Blake Workover acquisition and the issuance of the common stock have been reflected in the Company's historic balance sheet and results of operations beginning August 1995.

                FALCON DRILLING COMPANY, INC.  AND SUBSIDIARIES

4. LONG-TERM DEBT:

     The Company had the following debt outstanding as of June 30, 1996, and December 31, 1995 (in thousands):


                                           JUNE 30,    DECEMBER 31,
                                             1996          1995
                                          -----------  -------------
                                          (UNAUDITED)

8-7/8% Senior Notes, due 2003               $120,000   $          -
9-3/4% Senior Notes, due 2001                110,000        110,000
Floating Rate Notes, bearing interest
 at LIBOR plus 3.5%, redeemable in
 varying amounts beginning in 1998            10,000         10,000

12-1/2% Senior Subordinated Notes, due
 2005                                         50,000         50,000
Borrowings pursuant to a credit
 agreement with two banks, at LIBOR
 plus 2.5% or 1% over the higher of the
 prime rate or the federal funds rate
 plus .5%, secured by certain accounts
 receivable                                   12,000          5,000


Note payable to a bank, at LIBOR plus
 1.5% through maturity at December 31,
 1999                                          1,389          1,969

Notes payable by affiliates, secured by
 certain rigs, at 7.0%, due in varying
 amounts commencing July 1994 with
 final payment due June 30, 1999               1,214          1,392
                                            --------       --------
Secured promissory note payable to
 Grace Offshore Company at 8.7%,
 secured by certain FALRIG Partnership
 jackup rigs, principal payments of
 $1,667 due March 31, 1997 and 1998            3,333          5,000
                                            --------       --------
                                             307,936        183,361
Less- Amounts due within one year             (3,432)        (3,999)
                                            --------       --------
                                            $304,504       $179,362
                                            ========       ========

The 9-3/4% Senior Notes (the Notes) mature on January 15, 2001, and bear interest at a rate of 9.75 percent, payable semiannually on January 15 and July
15. The Company has the option to redeem up to 30 percent of the Notes through January 15, 1997, at a redemption price of 109 percent of the principal amount thereof, with the proceeds of the sale and issuance of capital stock of the Company, provided that at least $50 million in aggregate principal of the Notes remains outstanding following redemption. Upon the occurrence of a Change of Control of the Company, as defined in the Indenture, each Noteholder will have the right to require the Company to repurchase all of such Noteholder's Notes in whole or in part at a purchase price in cash equal to 101 percent of the principal amount thereof.

The 8-7/8% Senior Notes (the 8-7/8% Notes) mature on March 15, 2003, and bear interest at a rate of 8.875 percent, payable semiannually on March 15 and September 15. Beginning March 15, 2000, the Company may redeem the 8-7/8% Notes at annually declining redemption prices beginning at 104.4375 percent of the principal amount of such notes. Upon change in control of the Company, as defined in the Indenture, the Company will be required to make an offer to purchase the 8-7/8% Notes at 101 percent of the principal amount thereof.

                FALCON DRILLING COMPANY, INC.  AND SUBSIDIARIES

The 12-1/2% Senior Subordinated Notes (the Subordinated Notes) mature on March 15, 2005, and bear interest at a rate of 12.5 percent, payable semiannually on March 15 and September 15. The Company has the option to redeem up to 30 percent of the Subordinated Notes through March 15, 1998, at a redemption price of 111.5 percent of the principal amount of such notes with the proceeds of a public offering of the Company's capital stock, provided that at least $35 million in aggregate principal of the Subordinated Notes remains outstanding immediately after giving effect to such redemption. Beginning March 15, 2000, the Company may redeem the Subordinated Notes at annually declining redemption prices beginning at 104.688 percent of the principal amount of such notes. Upon change in control of the Company, as defined in the Indenture, the Company will be required to make an offer to purchase the Subordinated Notes at 101 percent of the principal amount thereof. The Subordinated Notes are senior unsecured obligations of the Company subordinated in right of payment to all other existing or future senior indebtedness of the Company.

The Floating Rate Notes bear interest at LIBOR plus 3.5 percent and are redeemable at face value plus unpaid accrued interest at the option of the Company; provided, any such redemption, if less all such notes, must be of at least $5.0 million principal amount of such notes. If not previously redeemed, principal amounts of the Floating Rate Notes are due in payments of $1.0 million, $2.0 million and $2.0 million in January 1998, 1999, and 2000, respectively, with the balance due January 24, 2001.

In order to provide an additional source of funds, the Company has a revolving credit facility with two banks providing for borrowings of up to $25.0 million, which is secured by the Company's accounts receivable. The Company had $12.0 million outstanding under this credit facility as of June 30, 1996. Approximately $13.0 million of borrowings were available under this facility at June 30, 1996, based on the Company's eligible borrowing base, as defined. This facility provides that amounts borrowed will bear interest at floating rates based on LIBOR plus 2.5 percent or 1 percent over the greater of the prime rate or the federal funds rate plus 2.5 percent.

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

The Company entered into contingent profits interest agreements during 1992 associated with certain acquisitions. The agreements require annual payments of 15 percent of an agreed-upon amount to be paid to the previous rig owners and a former mortgage holder. This agreed-upon amount can be generally described as domestic barge net income less overhead, depreciation and interest attributable to these operations. These payments, if any, continue through 1997 or until payment of $5 million is made. There have been no required payments under these agreements through June 30, 1996.

                FALCON DRILLING COMPANY, INC.  AND SUBSIDIARIES

During 1994 a subsidiary of the Company (Raptor) acquired an interest in a joint venture (the Chenier JV) engaged in the development of drilling prospects in the general areas of the Company's barge drilling operations and, in one instance, has participated with several other companies in the funding of seismic activities in south Louisiana. The Company's historical expenditures and commitments to date for the funding and exploratory efforts of the Chenier JV activities are approximately $3.4 million. In June 1996, the joint venture distributed these properties to Raptor and the other joint venturer, and Raptor sold a portion of the properties so distributed to it for $1,177,804 in cash and a promissory note in the amount of $734,696. The promissory note bears interest at two percent over prime, and is payable out of a percentage of revenues from the properties sold, but in all events no later than June 1, 1999. There is currently no production from the properties sold. The consideration received by Raptor represented, in part the assumption by the purchaser of certain loans that Raptor had made to the other joint venturer. At June 30, 1996, approximately $1.7 million of the Company's historical expenditures remained in other assets.

In September 1995, the Company purchased a dynamically positioned drillship, the Peregrine I, for a purchase price of $9.8 million. At June 30, 1996, the Peregrine I was in Singapore undergoing refurbishment and upgrade at a cost estimated by the Company of $35.2 million, of which approximately $32.1 million had been incurred and included in rigs and equipment at June 30, 1996.

6.      SUPPLEMENTAL GUARANTOR INFORMATION:

The Company's obligations under the 9-3/4% Notes and the Floating Rate Notes are unconditionally guaranteed by each of the Company's directly held subsidiaries and certain of the Company's indirectly held subsidiaries on a joint and several basis.

The Indenture under which the 9-3/4% Notes were issued provides for subsidiaries acquired subsequent to the issuance of the 9-3/4% Notes to be designated as guarantors of the 9-3/4% Notes. The Indenture also provides that 12 specified barge rigs are to be nonrecourse rigs, whereby the Company has the option to transfer such nonrecourse barge rigs to nonrecourse subsidiaries at any time provided, however, that the Company may, at its option and at any time, designate up to two of its barge rigs in substitution for any two of the designated nonrecourse barge rigs. In addition, up to two of the Company's jackup rigs may be designated nonrecourse rigs provided certain financial tests are met. Nonrecourse subsidiaries are not required to provide guarantees of the 9-3/4% Notes and Floating Rate Senior Notes and are not subject to certain of the Indenture covenants.

During December 1994, the Company transferred three nonrecourse barge rigs to a newly formed nonguarantor subsidiary, Falcon Drilling de Venezuela, Inc. During March 1995, Falcon Drilling de Venezuela, Inc., was merged into a guarantor subsidiary of the Company in connection with the issuance of the Subordinated Notes, and the three barge rigs previously designated as nonrecourse rigs ceased being nonrecourse rigs. The following condensed consolidating financial statements are presented for purposes of complying with the reporting requirements of the parent company and the subsidiaries which are guarantors under the 9-3/4% Notes and Floating Rate Notes. The financial statements at June 30, 1996, and December 31, 1995, include Eilert-Olsen Investments, Inc., as a nonguarantor subsidiary. The Company believes that separate financial statements and other disclosures of the guarantors are not material to the investors.

Upon occurrence of an event of default (as defined) under a revolving credit facility with two banks, the ability of certain subsidiaries of the Company to make distributions or other transfers to the Company will be restricted.

                FALCON DRILLING COMPANY, INC.  AND SUBSIDIARIES

              CONDENSED CONSOLIDATING BALANCE SHEET--JUNE 30, 1996

                                 (IN THOUSANDS)


                                          FALCON DRILLING    GUARANTOR    NONGUARANTOR
                                           COMPANY, INC.    SUBSIDIARIES  SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                          ----------------  ------------  -------------  -------------  ------------
ASSETS

CURRENT ASSETS:
 Cash and cash equivalents                     $  8,776       $  1,177    $          -   $          -       $  9,953
 Accounts receivable, net                        22,743         42,582               -              -         65,325
 Other current assets                               (39)         2,976               -              -          2,937
                                               --------       --------    ------------   ------------       --------

  Total current assets                           31,480         46,735               -              -         78,215

EQUIPMENT AND PROPERTY, net                      74,838        315,034           2,603              -        392,475


OTHER NONCURRENT ASSETS                               -         16,156               -              -         16,156


INTERCOMPANY AND INVESTMENT IN
 SUBSIDIARIES AND JOINT VENTURES, net           334,348              -               -       (334,348)             -
                                               --------   ------------    ------------   ------------       --------

  Total assets                                 $440,666       $377,925          $2,603      $(334,348)      $486,846
                                               ========       ========    ============   ============       ========
LIABILITIES AND
STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts payable and accrued
  liabilities                                  $ 15,701       $ 25,886    $          -   $          -       $ 41,587

 Current maturities of long-term debt                 -          3,055             377              -          3,432
                                               --------       --------    ------------   ------------       --------

  Total current liabilities                      15,701         28,941             377              -         45,019

LONG-TERM DEBT, net                             302,001          1,667             836              -        304,504

DEFERRED INCOME TAXES                                 -         14,359               -              -         14,359

PREFERRED STOCK                                       -              -               -              -              -

STOCKHOLDERS' EQUITY:
 Partnership capital                                  -         56,672               -        (56,672)             -
 Common stock                                       353              -               -              -            353
    Preferred stock, Series A                         0              -               -              -              -
 Additional paid-in capital                     113,289        244,344           1,779       (246,123)       113,289
 Accumulated earnings (deficit)                   9,322         31,942            (389)       (31,553)         9,322
                                               --------       --------    ------------   ------------       --------

  Total stockholders' equity                    122,964        332,958           1,390       (334,348)       122,964
                                               --------       --------    ------------   ------------       --------
  Total liabilities and stockholders'
   equity                                      $440,666       $377,925          $2,603      $(334,348)      $486,846
                                               ========       ========    ============   ============       ========


                FALCON DRILLING COMPANY, INC.  AND SUBSIDIARIES

           CONDENSED CONSOLIDATING BALANCE SHEET--DECEMBER 31, 1995

                                 (IN THOUSANDS)

                                          FALCON DRILLING   GUARANTOR    NONGUARANTOR
                 ASSETS                    COMPANY, INC.   SUBSIDIARIES  SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                          ---------------  ------------  -------------  -------------  ------------

CURRENT ASSETS:
 Cash and cash equivalents                       $    141      $  8,875  $          -   $          -       $  9,016
 Accounts receivable, net                          11,953        26,047             -              -         38,000
 Other current assets                               2,524         2,364             -              -          4,888
                                                 --------      --------  ------------   ------------       --------

  Total current assets                             14,618        37,286             -              -         51,904

EQUIPMENT AND PROPERTY, net                        18,598       244,313         2,697              -        265,608


OTHER ASSETS                                          137        23,374             -              -         23,511

INTERCOMPANY AND INVESTMENT IN
 SUBSIDIARIES AND JOINT VENTURES, net             268,118             -             -       (268,118)             -
                                                 --------      --------        ------   ------------       --------

  Total assets                                   $301,471      $304,973        $2,697      $(268,118)      $341,023
                                                 ========      ========        ======   ============       ========

LIABILITIES AND
STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts payable and accrued
  liabilities                                    $  8,985      $ 22,482  $          -   $          -       $ 31,467

 Debt and other obligations due within
  one year                                          1,969         1,666           364              -          3,999
                                                 --------      --------        ------   ------------       --------

  Total current liabilities                        10,954        24,148           364              -         35,466

LONG-TERM DEBT, net                               175,000         3,334         1,028              -        179,362

DEFERRED INCOME TAXES                                   -        10,679             -              -         10,679

STOCKHOLDERS' EQUITY:
 Partnership capital                                    -        56,672             -        (56,672)             -
 Common stock                                         352             -             -              -            352
 Additional paid-in capital                       112,854       191,921         1,603       (193,525)       112,853
 Accumulated earnings (deficit)                     2,311        18,219          (298)       (17,921)         2,311
                                                 --------      --------        ------   ------------       --------

  Total stockholders' equity                      115,517       266,812         1,305       (268,118)       115,516
                                                 --------      --------        ------   ------------       --------
  Total liabilities and stockholders'
   equity                                        $301,471      $304,973        $2,697      $(268,118)      $341,023
                                                 ========      ========        ======   ============       ========


                FALCON DRILLING COMPANY, INC.  AND SUBSIDIARIES

                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

                     FOR THE SIX MONTHS ENDED JUNE 30, 1996

                                 (IN THOUSANDS)

                                         FALCON DRILLING     GUARANTOR    NONGUARANTOR
                                          COMPANY, INC.    SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                         ----------------  -------------  -------------  -------------  -------------

OPERATING REVENUES                              $  7,164       $122,916   $          -   $          -       $130,080

COSTS AND EXPENSES:
     Operating costs                               4,749         81,029              -              -         85,778
 General and administrative                          264          8,617              -              -          8,881
 Depreciation                                        647         12,336             95              -         13,078
                                                --------       --------          -----   ------------       --------

OPERATING INCOME                                   1,504         20,934            (95)             -         22,343

OTHER (INCOME) EXPENSE:
 Interest expense                                 11,870            178             49              -         12,097
 Other (income) expense, net                         144         (1,027)             -              -           (883)
 Equity in income of subsidiaries                (13,632)             -              -         13,632              -
                                                --------   ------------   ------------   ------------       --------

INCOME (LOSS) BEFORE INCOME TAXES AND
    MINORITY INTEREST                              3,122         21,783           (144)       (13,632)        11,129

INCOME TAX PROVISION (BENEFIT)                    (3,889)         8,060            (53)             -          4,118
                                                --------       --------          -----   ------------       --------
INCOME (LOSS) BEFORE
    MINORITY INTEREST                              7,011         13,723            (91)       (13,632)         7,011

MINORITY INTEREST                                      -              -              -              -              -

NET INCOME (LOSS)                               $  7,011       $ 13,723          $ (91)      $(13,632)      $  7,011
                                                ========       ========          =====   ============       ========

                FALCON DRILLING COMPANY, INC.  AND SUBSIDIARIES

                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

                     FOR THE SIX MONTHS ENDED JUNE 30, 1995

                                 (IN THOUSANDS)


                                          FALCON DRILLING     GUARANTOR    NONGUARANTOR
                                           COMPANY, INC.    SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                          ----------------  -------------  -------------  -------------  -------------

OPERATING REVENUES                                $ 4,547        $74,908         $1,181   $          -        $80,636

COSTS AND EXPENSES:
      Operating costs                               2,482         52,136          1,597              -         56,215
 General and administrative expenses                  219          6,615              -              -          6,834

 Depreciation                                         233          6,960            213              -          7,406
                                                  -------        -------         ------        -------        -------

OPERATING INCOME                                    1,613          9,197           (629)             -         10,181

OTHER (INCOME) EXPENSE:
 Interest expense                                   8,295            369            123            (83)         8,704
 Other (income) expense, net                          294           (778)             6             83           (395)
 Equity in income of subsidiaries                  (5,309)             -              -          5,309              -
                                                  -------        -------        -------        -------        -------

INCOME (LOSS) BEFORE INCOME TAXES AND
 MINORITY INTEREST                                 (1,667)         9,606           (758)        (5,309)         1,872

INCOME TAX PROVISION (BENEFIT)                     (3,235)         3,842           (303)             -            304
                                                  -------        -------         ------   ------------        -------

NET INCOME (LOSS) BEFORE MINORITY INTEREST          1,568          5,764           (455)        (5,309)         1,568

MINORITY INTEREST                                   1,111              -              -              -          1,111
                                                  -------        -------        -------        -------        -------

NET INCOME (LOSS)                                 $   457        $ 5,764         $ (455)       $(5,309)       $   457
                                                  =======        =======         ======        =======        =======

                FALCON DRILLING COMPANY, INC. AND SUBSIDIARIES

                     FOR THE SIX MONTHS ENDED JUNE 30, 1996
                                 (IN THOUSANDS)

                                          FALCON DRILLING     GUARANTOR    NONGUARANTOR
                                           COMPANY, INC.    SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                          ----------------  -------------  -------------  -------------  -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income                                 $  7,011       $ 13,723          $ (91)      $(13,632)     $   7,011
  Adjustments to reconcile net income
   to net cash provided by (used in)
   operating activities-
     Equity in unconsolidated
      subsidiaries                                (13,632)             -              -         13,632              -

     Depreciation and amortization                    791         13,493             95              -         14,379

     Realized gain on the sale of assets                -           (227)             -              -           (227)

     Deferred income tax provision                      -          3,679              -              -          3,679

     Changes in current assets and
      current liabilities and
      intercompany balance                        (60,009)        45,827            175              -        (14,007)
                                                 --------       --------   ------------   ------------      ---------

 Net cash provided by (used in)
  operating activities                            (65,839)        76,495            179              -         10,835
                                                 --------       --------   ------------   ------------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of equipment and property             (57,769)       (82,360)             -              -       (140,129)

  Refunds on drill pipe, rigs and
   equipment, net of deposits                       8,826              -              -              -          8,826

  Sale of equipment and property                        -            413              -              -            413
                                                ---------       --------    -----------   ------------      ---------

 Net cash provided by (used in)
  investing activities                            (48,943)       (81,947)             -              -       (130,890)
                                                 --------       --------   ------------   ------------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Issuance of debt                               164,000              -              -              -        164,000
   Proceeds from sale of stock                        460              -              -              -            460
   Payments of outstanding debt                   (37,000)        (2,246)          (179)             -        (39,425)
   Stock issuance costs                               (24)             -              -              -            (24)
   Debt issuance costs                             (4,019)             -              -              -         (4,019)
                                                 --------   ------------   ------------   ------------      ---------

 Net cash provided by (used in)
  financing activities                            123,417         (2,246)          (179)             -        120,992
                                                 --------       --------   ------------   ------------      ---------

NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                   8,635         (7,698)             -              -            937

CASH AND CASH EQUIVALENTS AT BEGINNING
 OF YEAR                                              141          8,875              -              -          9,016
                                                 --------       --------   ------------    -----------      ---------

CASH AND CASH EQUIVALENTS AT END OF YEAR         $  8,776       $  1,177   $          -   $          -      $   9,953
                                                 ========       ========   ============   ============      =========


                FALCON DRILLING COMPANY, INC.  AND SUBSIDIARIES

                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

                     FOR THE SIX MONTHS ENDED JUNE 30, 1995
                                 (IN THOUSANDS)

                                          FALCON DRILLING     GUARANTOR    NONGUARANTOR
                                           COMPANY, INC.    SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                          ----------------  -------------  -------------  -------------  -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income                                 $    457       $  5,764          $(455)       $(5,309)      $    457
  Adjustments to reconcile net income
   to net cash provided by (used in)
   operating activities-
     Equity in unconsolidated
      subsidiaries                                 (5,309)             -              -          5,309              -

     Depreciation and amortization                    528          7,887            213              -          8,628

     Realized gain on the sale of assets                -           (770)             -              -           (770)

     Minority interest in earnings of
      subsidiary                                    1,111              -              -              -          1,111

     Changes in current assets and
      current liabilities and
      intercompany balances                       (50,603)        45,146            409              -         (5,048)
                                                 --------       --------   ------------   ------------       --------

 Net cash provided by (used in)
  operating activities                            (53,816)        58,027            167              -          4,378
                                                 --------       --------   ------------   ------------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of equipment and property                   -         (7,463)             -              -         (7,463)
  Sale of equipment and property                        -          3,019              -              -          3,019
                                                 --------       --------   ------------   ------------       --------
 Net cash provided used in  financing
  activities                                            -         (4,444)             -              -         (4,444)
                                                ---------       --------   ------------   ------------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Issuance of debt                                56,000              -              -              -         56,000
   Payments of outstanding debt                         -        (27,201)          (167)             -        (27,368)
        Debt issuance costs                        (2,093)             -              -              -         (2,093)
                                                 --------   ------------   ------------   ------------       --------

 Net cash provided by (used in)
  financing activities                             53,907        (27,201)          (167)             -         26,539
                                                 --------       --------   ------------   ------------       --------

NET INCREASE  IN CASH AND CASH
 EQUIVALENTS                                           91         26,382              -              -         26,473


CASH AND CASH EQUIVALENTS AT BEGINNING
 OF YEAR                                                -          4,868              -              -          4,868
                                                ---------       --------   ------------   ------------       --------

CASH AND CASH EQUIVALENTS AT END OF YEAR        $      91       $ 31,250   $          -   $          -       $ 31,341
                                                =========       ========   ============   ============       ========


      ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                           AND RESULTS OF OPERATIONS

GENERAL

The Company's financial condition and historical results of operations have been significantly affected by a series of acquisitions that have resulted in the
Company's current fleet of barge and offshore rigs.   As of August 8, 1996, the
Company's rig fleet was composed of 77 total rigs - 45 barge drilling rigs, nine barge workover rigs, 16 jackup drilling rigs, three submersible drilling rigs, three dynamically-positioned deepwater drillships and one semisubmersible drilling rig. Included in these totals are one jackup drilling rig, one barge drilling rig, and two barge workover rigs leased from third parties and two partially-owned barge drilling units in a Venezuelan joint venture company. Nineteen of the Company's 77 rigs have been acquired since December 31, 1994.

Changes in the number of active rigs (rigs marketed or under term contract) and their geographic locations significantly affect the Company's capital expenditure requirements, working capital requirements and results of operations. Domestically, as of December 31, 1995, the Company had active 19 barge drilling rigs, seven barge workover rigs, 14 jackup drilling rigs and one submersible drilling rig. Internationally, as of December 31, 1995, the Company had active five drilling barges and one submersible drilling rig all in Venezuela. Since December 31, 1995, the Company's active rig fleet has changed significantly. Domestically, as of August 8, 1996, the Company had active 25 barge drilling rigs, nine barge workover rigs, 15 jackup drilling rigs and two submersible drilling rigs. Internationally, as of August 8, 1996, the Company had three drilling barges in Venezuela (in addition to two rigs owned by a joint venture in which the Company has a 37.5% interest), one jackup drilling rig in Nigeria, one dynamically-positioned deepwater drillship in Brazil and one dynamically-positioned deepwater drillship in Australia. In addition, the Company's other dynamically-positioned deepwater drillship was completing refurbishment and is expected to commence operations in Brazil during September 1996.

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

FINANCIAL CONDITION

Rig acquisitions and financings completed along with the increase in the number of active units described above were responsible for the significant changes in the Company's financial position between December 31, 1995 and June 30, 1996. Significant among the acquisitions and financings subsequent to year end 1995 were:

      ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

1) The purchase of two dynamically-positioned deepwater drillships and the upgrade of a third for approximately $98 million.

2) The purchase of one jackup drilling rig, one barge drilling rig and one submersible drilling rig for approximately $23 million.

3) The upgrade and activation of eight barge drilling and workover rigs for approximately $10 million.

4) The charter to the Company of one jackup drilling rig, one barge drilling rig and two barge workover rigs.

5) The placement during March 1996 of $120 million of senior unsecured notes.

RESULTS OF OPERATIONS - FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 1996 AND 1995

Comparative data relating to the Company's revenues and operating expenses by major areas of operations are listed below:

                                            THREE MONTHS         SIX MONTHS
                                               ENDED               ENDED
                                              JUNE 30,            JUNE 30,
                                         ------------------  ------------------
                                           1996      1995      1996      1995
                                         --------  --------  --------  --------
                                           (IN THOUSANDS)      (IN THOUSANDS)

Revenues-
 Domestic barge drilling                  $26,459   $17,096  $ 44,548   $35,156
 Domestic barge workover                    4,192     4,436     8,214     7,298
 International shallow-water drilling       8,571     7,334    18,572    14,226
 Offshore drilling                         27,868    10,553    49,412    23,956
 Drillships                                 6,856         -     9,334         -
                                          -------  --------  --------  --------

                                          $73,946   $39,419  $130,080   $80,636
                                          =======   =======  ========   =======

Operating costs-
 Domestic barge drilling                  $17,090   $11,744  $ 30,326   $24,179
 Domestic barge workover                    3,742     2,317     6,521     3,867
 International shallow-water drilling       4,079     3,347     9,685     6,457
 Offshore drilling                         18,245    10,499    33,350    21,712
 Drillships                                 4,478         -     5,896         -
                                          -------  --------  --------  --------
                                          $47,634   $27,907  $ 85,778   $56,215
                                          =======   =======  ========   =======
Rig operating income-
 Domestic barge drilling                  $ 9,369   $ 5,352  $ 14,222   $10,977
 Domestic barge workover                      450     2,119     1,693     3,431
 International shallow-water drilling       4,492     3,987     8,887     7,769
 Offshore drilling                          9,623        54    16,062     2,244
 Drillships                                 2,378         -     3,438         -
                                          -------  --------  --------  --------
                                           26,312    11,512    44,302    24,421
 General and administrative expenses        4,313     3,828     8,881     6,834
 Depreciation expense                       7,045     3,801    13,078     7,406
                                          -------   -------  --------   -------
  Operating income                        $14,954   $ 3,883  $ 22,343   $10,181
                                          =======   =======  ========   =======

      ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

Revenues. Revenues increased $34.5 million and $49.4 million during the three and six month periods ended June 30, 1996, respectively, as compared to the corresponding periods in 1995. The increase in revenues reflects: (i) an increase in the number of units marketed and the overall utility of the domestic barge drilling rigs for both periods; (ii) higher utilization and day rates during both periods for the offshore drilling rigs and the acquisition of five jackup rigs in September 1995; and (iii) the acquisitions of the drillships Peregrine II and Peregrine III, which began operations in February and June, 1996, respectively.

Operating Costs. Rig operating costs increased $19.7 million and $29.6 million during the three and six month periods, respectively, primarily as a result of increased rig activity and fleet size.

Operating Income. Operating income increased $11.1 million and $12.2 million during the three and six month periods, respectively, due primarily to increases in rig operating income. The increases in rig operating income were partially offset in both periods by: (i) increases in general and administrative expenses due primarily to increased shorebase activity in Venezuela and Brazil; and (ii) increases in depreciation expense resulting from rig and drillship acquisitions.

Interest Expense. Interest expense was $1.7 million and $3.4 million higher during the three and six month periods primarily due primarily to the issuance of $120.0 million in 8-7/8% Senior Notes in March, 1996.

Other Income, net. Other income increased $.3 million and $.6 million during the three and six month periods primarily as a result of interest income earned on the Company's available cash balances.

Net Income. Net income applicable to common shares increased $6.7 million in both the three and six month periods ended June 30, 1996, as compared to the corresponding periods in 1995 as a result of improved operating results and the addition of the drillship operations, all of which more than offset increases in depreciation, interest expense, and general and administrative expenses.


LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $10.8 million for the six months ended June 30, 1996, compared to $4.4 million for the comparable prior period. The $6.4 million increase in net cash provided by operating activities was the result of improved operating results, partially offset by an increase in the receivables component of working capital at June 30, 1996. Operating results improved primarily as a result of improved margins and increased capacity and utilization. Accounts receivable increased primarily as a result of the Company's expanded operations.

Net cash used in investing activities was $130.9 million compared to $4.4 million for the comparable prior period. The increase of $126.5 million was due to increased expenditures related to the expansion of the Company's rig fleet including approximately $97.8 million expended in connection with the acquisition and startup of the Company's dynamically-positioned deepwater drillships the Peregrine I, II, and III, and approximately $21.7 million for the acquisition of the drilling barge Gus Androes, submersible drilling rig Real Explorer, and the jackup rig, D.K. McIntosh, now renamed Falcon Rig 55, Falrig 78, and Falrig 83, respectively. In addition during the period ended June 30, 1996, the Company incurred expenditures totaling approximately $20.6 million in connection with the acquisition of drill pipe, top drives and other equipment compared to $7.5 million during the comparable prior period. Included in the $97.8 million of expenditures related to the Company's drillship acquisitions was approximately $32.1 million for the upgrade of the Peregrine I. The Company currently expects the total upgrade and acquisition cost of this unit to be approximately $45.0 million compared to a previously estimated $37.0 million. The increased upgrade cost was primarily the result of increased shipyard time due to delays in equipment deliveries and additional rig upgrades which have increased the water depth capability and were not included in the previous estimate.

      ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

Net cash provided by financing activities was $121.0 million for the six months ended June 30, 1996, compared to $26.5 million for the comparable prior period. The increase in net cash provided by financing activities was primarily due to an increase in long term debt placed by the Company during the six months ended June 30, 1996. On March 4, 1996, the Company issued $120.0 million of 8-7/8% senior notes due in 2003. On March 16, 1995, the Company issued $50.0 million of 12-1/2% of senior subordinated notes due in 2005.

During the remainder of 1996, the Company currently expects to incur additional capital expenditures of approximately $14.0 million including an advance in the amount of approximately $8.0 million for purchase of a hull and certain other equipment to be used in the construction of the drillship Peregrine IV which the Company anticipates funding via a third party equipment lessor. In addition, the Company will likely incur approximately $6.0 million of expenditures for drill pipe, rig enhancements and other equipment. As of June 30, 1996, the Company had cash and credit availability under its working capital line of credit totaling approximately $23.0 million. The Company believes that its available funds, together with cash generated from operations, will be sufficient to fund its capital expenditures, working capital and debt service requirements. Although substantially all of the Company's marketed rigs are currently under contract, most of its contracts are well-to-well and will expire prior to year end 1996. A significant decline in demand for oil & gas drilling or a significant increase in the supply of rigs could therefore adversely impact the Company's cash flow from operations. Should these circumstances occur and persist for a material length of time, there could be no assurance that the Company's cash flow from operations would remain adequate to meet its requirements and the Company would likely scale back the scope of its operations and dispose of excess or nonessential assets.

                          PART II - OTHER INFORMATION



ITEM 1 - LEGAL PROCEEDINGS

On June 4, 1996, suit was instituted against the Company by Mr. Dwight Nunley in the United States District Court for the Western District of Louisiana. The suit alleges that certain barge rigs being used in Lake Maracaibo, Venezuela violate a patent held by Mr. Nunley and incorporate in their design certain proprietary information owned by Mr. Nunley. Of the rigs in question, three are owned by the Company and two are owned by a joint venture in which the Company has a 37.5% interest. Mr. Nunley seeks to recover damages that he estimates to be in excess of $10 million, to have such damages trebled, to recover his attorneys' fees, and to have the Company enjoined from using the rigs in question. The Company believes Mr. Nunley's claims are without merit and intends to vigorously contest such claims.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 29, 1996, the annual meeting of shareholders of the Company was held in Houston, Texas. At the meeting James R. Latimer, III and William R. Ziegler were re-elected as directors. Purnendu Chatterjee, Kenneth Hannan, Douglas A.P. Hamilton, Paul B. Loyd, Jr. and Steven A. Webster, the other directors of the Company, continued as directors of the Company, although Mr. Loyd resigned as a director on June 7, 1996. The vacancy created by Mr. Loyd's resignation has not been filled. In addition to the election of directors, the shareholders approved certain amendments to the 1994 and 1995 stock option plans of the Company, as described in the proxy statement furnished to the shareholders and hereby incorporated by reference, and ratified the appointment of Arthur Andersen L.L.P. as independent auditors for the Company for the 1996 fiscal year.

The results of the vote on the matters described above are as follows:

(a) The following number of votes were cast or withheld in the election of the persons named below as directors of the Company:

                            For      Against  Abstain  Withheld
                         ----------  -------  -------  --------
James R. Latimer, III    28,385,677        0   21,000         0
                         ----------        -   ------         -

William R. Ziegler       28,385,677        0   21,000         0
                         ----------        -   ------         -

(b) The following number of votes were cast or withheld with respect to the approval of amendments to the 1994 and 1995 Stock Option Plans of the
     Company:


       For      Against  Abstain  Withheld
    ----------  -------  -------  --------

    28,127,282  192,590    4,105    82,700
    ----------  -------    -----    ------

(c) The following number of votes were cast or withheld with respect to the ratification of the appointment of Arthur Andersen & Co. as independent auditors of the Company for the current fiscal year:


       For      Against  Abstain  Withheld
    ----------  -------  -------  --------

    28,406,172      100      405         0
    ----------  -------  -------  --------


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

EXHIBIT NO.                              DESCRIPTION
- -----------                              -------------

27                                Falcon Drilling Company, Inc. and
                                  Subsidiaries Financial Data Schedule


(b) No reports were filed on Form 8-K during the period.

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      Falcon Drilling Company, Inc.



Date:  August 12, 199696              /s/ Robert F. Fulton
                                      --------------------
                                      Robert F. Fulton
                                      Principal Financial Officer