Form 10-Q
period 1996-09-30
FALCON DRILLING CO INC
filed 1996-11-07
CIK 892179

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549


                                   FORM 10-Q



(Mark One)
|X|      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                  EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996

                                      OR

| |      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                  EXCHANGE ACT OF 1934


For the Transition period from _________________ to _____________________

Commission file number:  0-26388

                         FALCON DRILLING COMPANY, INC.
                         -----------------------------
            (Exact name of registrant as specified in its charter)


             Delaware                               76-0351754
             --------                               ----------
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                    Identification No.)


         1900 W. Loop South
         Suite 1800
         Houston, Texas                               77027
         --------------                               -----
         (Address of Principal                      (Zip Code)
             Executive offices)

Registrant's telephone number, including area code:           (713) 623-8984
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

Yes       X       No
         ---         ---


The number of shares outstanding of the issuer's common stock, as of October 31, 1996: 35,541,650

                FALCON DRILLING COMPANY, INC. AND SUBSIDIARIES


                              INDEX TO FORM 10-Q

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996



   Item Number                                     Description                                        Page Number
   -----------                                     -----------                                        -----------

                   Part I-
        1             Financial Statements-

                        Condensed Consolidated Balance Sheets as of September 30, 1996
                          (unaudited), and December 31, 1995                                               3

                        Unaudited Condensed Consolidated Statements of Operations for the Three
                          Months and Nine Months Ended September 30, 1996 and 1995
                                                                                                           4

                        Unaudited Condensed Consolidated Statements of Cash Flows for the Nine
                          Months Ended September 30, 1996 and 1995                                         5

                      Notes to Unaudited Condensed Consolidated Financial Statements                       6

        2             Management's Discussion and Analysis of Financial Condition and Results of
                        Operations                                                                        18

                   Part II-
        1             Legal Proceedings                                                                   22

        6             Exhibits and Reports on Form 8-K                                                    23


                        PART I - FINANCIAL INFORMATION

                         ITEM 1 - FINANCIAL STATEMENTS

                FALCON DRILLING COMPANY, INC. AND SUBSIDIARIES


                     CONDENSED CONSOLIDATED BALANCE SHEETS

                      (IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                                                               SEPTEMBER 30,  DECEMBER 31,
                                                                                   1996          1995
                                                                               -------------  -----------
                                                                               (UNAUDITED)
                                        ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                                     $   6,309    $   9,016
   Accounts receivable, net of allowance for doubtful accounts of $625 and
     $375 at September  30, 1996, and December 31, 1995, respectively               68,834       38,000
   Other current assets                                                              3,080        4,888
                                                                                 ---------    ---------

                     Total current assets                                           78,223       51,904

EQUIPMENT AND PROPERTY:
   Drilling rigs and equipment                                                     464,635      295,004
   Vessels and other equipment                                                       6,106        3,903
                                                                                 ---------    ---------
                                                                                   470,741      298,907
   Less- Accumulated depreciation                                                  (53,285)     (33,299)
                                                                                 ---------    ---------
                                                                                   417,456      265,608

OTHER ASSETS                                                                        18,045       23,511
                                                                                 ---------    ---------

                     Total assets                                                $ 513,724    $ 341,023
                                                                                 =========    =========

                         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable and accrued liabilities                                      $  42,576    $  31,326
   Income tax payable                                                                  166          141
   Debt due within one year                                                          3,124        3,999
                                                                                 ---------    ---------

                     Total current liabilities                                      45,866       35,466

LONG-TERM DEBT, less current portion                                               312,405      179,362

DEFERRED INCOME TAXES                                                               20,838       10,679

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Common stock, $.01 par value, 100,000,000 shares authorized; 35,465,317 and
     35,244,384 shares issued and outstanding at September 30, 1996, and
     December 31, 1995, respectively                                                   355          352
   Additional paid-in capital                                                      113,905      112,853
   Accumulated earnings                                                             20,355        2,311
                                                                                 ---------    ---------

                     Total stockholders' equity                                    134,615      115,516
                                                                                 ---------    ---------

                     Total liabilities and stockholders' equity                  $ 513,724    $ 341,023
                                                                                 =========    =========


        The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                FALCON DRILLING COMPANY, INC. AND SUBSIDIARIES


           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

              (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                          THREE MONTHS                      NINE MONTHS
                                                        ENDED SEPTEMBER 30,              ENDED SEPTEMBER 30,
                                                   ----------------------------    ----------------------------
                                                       1996           1995             1996            1995
                                                   ------------    ------------    ------------    ------------
                                                           (UNAUDITED)                      (UNAUDITED)

OPERATING REVENUES                                 $     90,885    $     47,977    $    220,965    $    128,613

COSTS AND EXPENSES:
   Operating costs                                       55,532          30,719         141,311          86,934
   General and administrative expenses                    4,311           3,494          13,191          10,327
   Depreciation                                           7,761           4,296          20,839          11,703
                                                   ------------    ------------    ------------    ------------

OPERATING INCOME                                         23,281           9,468          45,624          19,649

OTHER (INCOME) EXPENSE:
   Interest expense                                       6,061           4,573          18,158          13,277
   Amortization of deferred costs                           807             420           2,108           1,642
   Other (income) expense, net                           (1,099)           (742)         (3,283)         (2,359)
                                                   ------------    ------------    ------------    ------------

INCOME BEFORE INCOME TAXES AND MINORITY INTEREST         17,512           5,217          28,641           7,089

INCOME TAX PROVISION                                      6,479           2,015          10,597           2,319
                                                   ------------    ------------    ------------    ------------

INCOME BEFORE MINORITY INTEREST                          11,033           3,202          18,044           4,770

MINORITY INTEREST                                          --               180            --             1,291
                                                   ------------    ------------    ------------    ------------

NET INCOME                                               11,033           3,022          18,044           3,479

PREFERRED STOCK DIVIDENDS
  AND ACCRETION                                            --               102            --               304
                                                   ------------    ------------    ------------    ------------

NET INCOME APPLICABLE TO COMMON SHARES             $     11,033    $      2,920    $     18,044    $      3,175
                                                   ============    ============    ============    ============

NUMBER OF COMMON AND
   COMMON EQUIVALENT SHARES
   USED IN COMPUTING EARNINGS
   PER SHARE                                         36,039,395      30,471,724      35,991,120      28,242,875
                                                   ============    ============    ============    ============

NET INCOME PER COMMON SHARE                        $        .31    $        .10    $        .50    $        .11
                                                   ============    ============    ============    ============



        The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                FALCON DRILLING COMPANY, INC. AND SUBSIDIARIES


           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                (IN THOUSANDS)


                                                                                 NINE MONTHS
                                                                              ENDED SEPTEMBER 30,
                                                                              -------------------
                                                                              1996         1995
                                                                              ----         ----
                                                                                  (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                              $  18,044    $   3,479
   Adjustments to reconcile net income to net cash provided by operating activities-
       Depreciation and amortization                                          22,947       13,345
       Realized gain on sale of assets                                          (775)        (778)
       Minority interest in earnings of subsidiary                              --          1,291
       Provision for deferred income taxes                                    10,159        2,319
       Changes in assets and liabilities-
         Accounts receivable, trade                                          (30,834)      (5,840)
         Other assets                                                          3,021         (486)
         Accounts payable and accrued liabilities                             11,275       (2,327)
                                                                           ---------    ---------

                    Net cash provided by operating activities                 33,837       11,003
                                                                           ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of equipment and property                                      (173,220)     (78,817)
   Refunds (deposits) made for drill pipe, rigs and equipment, net             6,174         --
   Distribution for minority owner's interest in Blake Workover                 --         (1,804)
   Proceeds from the sale of equipment and property                            1,307        3,019
                                                                           ---------    ---------
                    Net cash used in investing activities                   (165,739)     (77,602)
                                                                           ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Issuance of debt                                                          172,000       66,000
   Payments of outstanding debt                                              (39,831)     (29,984)
   Issuance of common stock                                                    1,054       35,027
   Debt issuance costs                                                        (4,028)      (2,125)
                                                                           ---------    ---------

                    Net cash provided by financing activities                129,195       68,918
                                                                           ---------    ---------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                          (2,707)       2,319

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                               9,016        4,868
                                                                           ---------    ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                 $   6,309    $   7,187
                                                                           =========    =========

SUPPLEMENTAL CASH FLOW DISCLOSURES:
   Interest paid                                                           $  24,760    $  16,607
   Income taxes paid                                                       $      30    $     593


        The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                FALCON DRILLING COMPANY, INC. AND SUBSIDIARIES


        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                              SEPTEMBER 30, 1996





1.       BASIS OF PRESENTATION
         AND SIGNIFICANT ACTIVITIES:

         The accompanying unaudited condensed consolidated financial statements of the Company for the three months and nine months ended September 30, 1996 and 1995, have been prepared without an audit pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments, which consist of normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. Operating results for the interim periods are not necessarily indicative of the results that can be expected for a full year. It is suggested that these interim condensed consolidated financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Company's latest annual report filed on Form 10-K.

         The Company holds a 37.5 percent effective interest in a Venezuelan joint venture which operates two barge drilling rigs in Venezuela. The Company accounts for its interests in the Venezuelan joint venture under the cost method as Falcon does not currently exercise significant influence over the venture. Through December 31, 1995, the Company had received cash distributions of approximately $1.5 million of which $600,000 was recorded as a reduction of the investment in the joint venture in order to reduce the investment to zero, and the balance was recognized as revenues. During the three and nine months ended September 30, 1996, the Company had received additional cash distributions of approximately $408,000 and $1,195,000, respectively which were recorded as revenues in the condensed consolidated statements of operations.

                FALCON DRILLING COMPANY, INC. AND SUBSIDIARIES

2.       EARNINGS PER COMMON SHARE:

         Net income per share of common stock has been computed on the basis of the weighted average number of common shares outstanding during the period and, where dilutive, the effect of common stock contingently issuable, which arises primarily from the exercise of stock options and warrants. Accrued dividends on the Series B redeemable preferred stock as well as the accretion of the difference between the value of the Series B redeemable preferred stock at the date of issue and the redemption value have been deducted from net income for purposes of calculating net income applicable to common shares for the three and nine months ended September 30, 1995. The Company redeemed the Series B redeemable preferred stock in December 1995. Fully diluted earnings per share are considered to be equal to primary earnings per share in all periods presented because the effects of potentially dilutive securities that are not common stock equivalents were either antidilutive or immaterial.

         The following table presents the computation of common and common equivalent shares used in computing primary earnings per share:

                                                                 THREE MONTHS                  NINE MONTHS
                                                              ENDED SEPTEMBER 30,          ENDED SEPTEMBER 30,
                                                              -------------------          -------------------
                                                              1996           1995          1996           1995
                                                              ----           ----          ----           ----
                                                                 (UNAUDITED)                   (UNAUDITED)

Weighted average shares of common stock
    outstanding                                             35,410,474     24,828,938     35,337,488     18,923,937
Weighted average of common stock equivalents                   980,340      6,564,871      1,013,344     10,230,550
Effect of shares issuable pursuant to stock option plans
    using the treasury stock method                           (351,419)      (922,085)      (359,712)      (911,612)
                                                           -----------    -----------    -----------    -----------

Shares used in computing earnings per share                 36,039,395     30,471,724     35,991,120     28,242,875
                                                           ===========    ===========    ===========    ===========



3.       PRO FORMA RESULTS OF OPERATIONS:

         The Company completed the acquisition of the remaining 50 percent interest in Blake Workover in August 1995. Pro forma net income applicable to common shares of the Company for the three-month and nine-month period ended September 30, 1995, was $3,028,000 and $3,927,000, respectively, and net income per common share was $.10 and $.14 respectively assuming the Company had completed the acquisition of Blake Workover and had issued the 1,199,000 shares of common stock that were issued in connection with the acquisition of the remaining 50 percent interest in Blake Workover as of January 1, 1995. Pro forma revenues remained the same for all periods presented. The effects of the Blake Workover acquisition and the issuance of the common stock have been reflected in the Company's historic balance sheet and results of operations beginning August 1995.

                FALCON DRILLING COMPANY, INC. AND SUBSIDIARIES

4.       LONG-TERM DEBT:

         The Company had the following debt outstanding as of September 30, 1996, and December 31, 1995 (in thousands):


                                                                                 SEPTEMBER 30, DECEMBER 31,
                                                                                     1996         1995
                                                                                 ------------- ------------
                                                                                  (UNAUDITED)

8-7/8% Senior Notes, due 2003                                                      $ 120,000    $    --
9-3/4% Senior Notes, due 2001                                                        110,000      110,000
Floating Rate Notes, bearing interest at LIBOR plus 3.5%, redeemable in
   varying amounts beginning in 1998                                                  10,000       10,000
12-1/2% Senior Subordinated Notes, due 2005                                           50,000       50,000
Borrowings pursuant to a credit agreement with two banks, at LIBOR plus 2.5%
   or 1% over the higher of the prime rate or the federal funds rate plus .5%,
   secured by certain accounts receivable                                             20,000        5,000
Note payable to a bank, at LIBOR plus 1.5% through maturity at December 31, 1999
                                                                                       1,074        1,969
Notes payable by affiliates, secured by certain rigs, at 7.0%, due in varying
   amounts commencing July 1994 with final payment due June 30, 1999                   1,122        1,392
Secured promissory note payable to Grace Offshore Company at 8.7%, secured by certain FALRIG Partnership jackup rigs, principal payments of $1,667 due
   March 31, 1997 and 1998                                                             3,333        5,000
                                                                                   ---------    ---------
                                                                                     315,529      183,361
Less- Amounts due within one year                                                     (3,124)      (3,999)
                                                                                   ---------    ---------

                                                                                   $ 312,405    $ 179,362
                                                                                   =========    =========


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

         In order to provide an additional source of funds, the Company has a revolving credit facility with two banks providing for borrowings of up to $25.0 million, which is secured by the Company's accounts receivable. The Company had $20.0 million outstanding under this credit facility as of September 30, 1996. Approximately $5.0 million of borrowings were available under this facility at September 30, 1996, based on the Company's eligible borrowing base, as defined. This facility provides that amounts borrowed will bear interest at floating rates based on LIBOR plus 2.5 percent or 1 percent over the greater of the prime rate or the federal funds rate plus 2.5 percent.

         The Company has received a commitment from its commercial bank lenders to increase its bank credit facilities from a maximum of $25 million to $65 million. The new facilities would consist of (i) a $25 million revolving loan facility secured by accounts receivable, maturing in November 1999, and
(ii) a $40 million revolving loan facility secured by certain drilling rigs and receivables, maturing in November 1998.

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

         The Company entered into contingent profits interest agreements during 1992 associated with certain acquisitions. The agreements require annual payments of 15 percent of an agreed-upon amount to be paid to the previous rig owners and a former mortgage holder. This agreed-upon amount can be generally described as domestic barge net income less overhead, depreciation and interest attributable to these operations. These payments, if any, continue through 1997 or until payment of $5 million is made. There have been no required payments under these agreements through September 30, 1996.

                FALCON DRILLING COMPANY, INC. AND SUBSIDIARIES

         During 1994 a subsidiary of the Company (Raptor) acquired an interest in a joint venture (the Chenier JV) engaged in the development of drilling prospects in the general areas of the Company's barge drilling operations and, in one instance, has participated with several other companies in the funding of seismic activities in south Louisiana. The Company's historical expenditures and commitments to date for the funding and exploratory efforts of the Chenier JV activities are approximately $3.4 million. In June 1996, the joint venture distributed these properties to Raptor and the other joint venturer, and Raptor sold a portion of the properties so distributed to it for $1,177,804 in cash and a promissory note in the amount of $734,696. The promissory note bears interest at two percent over prime, and is payable out of a percentage of revenues from the properties sold, but in all events no later than June 1, 1999. There is currently no production from the properties sold. The consideration received by Raptor represented, in part the assumption by the purchaser of certain loans that Raptor had made to the other joint venturer. At September 30, 1996, approximately $1.7 million of the Company's historical expenditures remained in other assets.

COMMITMENTS RELATING TO CERTAIN RIGS

         Falcon has entered into an agreement to purchase three barge drilling rigs for an approximate cost of $5.25 million and estimated mobilization costs of $700,000. At December 31, 1995, Falcon had made deposits of approximately $500,000 which have been included in other assets. The seller of three of these rigs is encountering logistical problems in connection with their delivery to Falcon. The Company has recently commenced a legal action to enforce its rights under that contract. Management of Falcon believes the deposit on these rigs is refundable should the delivery of these rigs not be accomplished.

         In May 1995, Falcon completed the purchase of the Pelerin, a dynamically positioned drillship, for approximately $33 million and renamed the drillship the Pergrine III. Management has committed to spend an additional $7 million on the Peregrine III for upgrades in connection with a contract scheduled for early 1997. Prior to the purchase of the drillship, the Peregrine III was managed on behalf of its owner by Foramer S.A. As one of the conditions of purchase, Falcon entered into a management agreement with Foramer pursuant to which Foramer was to manage the vessel until December 31, 1996. During October 1996, the management agreement with Foramer was terminated for a fee of $250,000 and Falcon assumed responsibility for managing the vessel.

         In June 1996, Falcon entered into a contract to purchase a substantially completed drillship hull for approximately $8.0 million. Falcon estimates that it will cost approximately $120 million to complete the construction necessary for this hull to become an operational drillship. Management is currently investigating alternatives for financing this construction and Falcon currently has no construction obligations relative to the drillship hull. Management does not intend to undertake completion of the drillship hull until Falcon has obtained a long-term commitment for the use of the completed drillship and made arrangements for financings.

         In October 1996, the Company entered into a letter of intent to purchase two conventionally-moored drillships, the Deepsea Ice and Deepsea Duchess, at a cost of approximately $40 million. The Company is negotiating to have third party purchase the Deepsea Ice for $20 million (unaudited) and lease it to the Company. The Deepsea Duchess purchase price is expected to be funded by issuance to the seller of $15 million (unaudited) in market value of common stock and $5 million (unaudited) in cash.

         During 1996, the Company entered into several short-term leasing arrangements with various parties for the use of one jackup rig, one barge drilling rig, and two workover rigs. Future minimum lease payments relating to these agreements are $2.1 million for the fourth quarter of 1996, $6.0 million in 1997, $6.0 million in 1998, $4.4 million in 1999 and $758,000 in 2000.

         The refurbishment and upgrade of Falcon's dynamically positioned drillship, the Peregrine I, was completed in September 1996. This drillship began operating in November 1996. Falcon incurred refurbishment and upgrade costs and the purchase of additional riser, BOP equipment and other fleet spares and inventory of approximately $6.5 million during 1995, and $60 million during the nine months ended September 30, 1996.

                FALCON DRILLING COMPANY, INC. AND SUBSIDIARIES

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

         During December 1994, the Company transferred three nonrecourse barge rigs to a newly formed nonguarantor subsidiary, Falcon Drilling de Venezuela, Inc. During March 1995, Falcon Drilling de Venezuela, Inc., was merged into a guarantor subsidiary of the Company in connection with the issuance of the Subordinated Notes, and the three barge rigs previously designated as nonrecourse rigs ceased being nonrecourse rigs. The following condensed consolidating financial statements are presented for purposes of complying with the reporting requirements of the parent company and the subsidiaries which are guarantors under the 9-3/4% Notes and Floating Rate Notes. The financial statements at September 30, 1996, and December 31, 1995, include Eilert-Olsen Investments, Inc., as a nonguarantor subsidiary. The Company believes that separate financial statements and other disclosures of the guarantors are not material to the investors.

         Upon occurrence of an event of default (as defined) under a revolving credit facility with two banks, the ability of certain subsidiaries of the Company to make distributions or other transfers to the Company will be restricted.

                FALCON DRILLING COMPANY, INC. AND SUBSIDIARIES

           CONDENSED CONSOLIDATING BALANCE SHEET--SEPTEMBER 30, 1996

                                (IN THOUSANDS)


                                   FALCON DRILLING  GUARANTOR    NONGUARANTOR
                                    COMPANY, INC.  SUBSIDIARIES  SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                    -------------  ------------  ------------   ------------   ------------
              ASSETS

CURRENT ASSETS:
   Cash and cash equivalents          $   4,224     $   2,085      $    --        $    --        $   6,309
   Accounts receivable, net              24,871        43,963           --             --           68,834
   Other current assets                       3         3,077           --             --            3,080
                                      ---------     ---------      ---------      ---------      ---------

     Total current assets                29,098        49,125           --             --           78,223


EQUIPMENT AND PROPERTY, net              65,647       349,254          2,555           --          417,456

OTHER NONCURRENT ASSETS
                                           --          18,045           --             --           18,045

INTERCOMPANY AND INVESTMENT IN
   SUBSIDIARIES AND JOINT
   VENTURES, net                        367,106          --             --         (367,106)          --
                                      ---------     ---------      ---------      ---------      ---------

     Total assets                     $ 461,851     $ 416,424      $   2,555      $(367,106)     $ 513,724
                                      =========     =========      =========      =========      =========

          LIABILITIES AND
       STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable and accrued
     liabilities                      $  17,236     $  25,506      $    --        $    --        $  42,742
   Current maturities of
     long-term debt                        --           2,741            383           --            3,124
                                      ---------     ---------      ---------      ---------      ---------

     Total current liabilities           17,236        28,247            383           --           45,866

LONG-TERM DEBT, net                     310,000         1,666            739           --          312,405

DEFERRED INCOME TAXES                      --          20,838           --             --           20,838

MINORITY INTEREST                          --            --             --             --             --

PREFERRED STOCK                            --            --             --             --             --

STOCKHOLDERS' EQUITY:
   Partnership capital                     --          56,672           --          (56,672)          --
   Common stock                             355          --             --             --              355
   Additional paid-in capital           113,905       262,765          1,865       (264,630)       113,905
   Accumulated earnings (deficit)        20,355        46,236           (432)       (45,804)        20,355
                                      ---------     ---------      ---------      ---------      ---------

     Total stockholders' equity         134,615       365,673          1,433       (367,106)       134,615
                                      ---------     ---------      ---------      ---------      ---------

     Total liabilities and
       stockholders' equity           $ 461,851     $ 416,424      $   2,555      $(367,106)     $ 513,724
                                      =========     =========      =========      =========      =========

                FALCON DRILLING COMPANY, INC. AND SUBSIDIARIES

           CONDENSED CONSOLIDATING BALANCE SHEET--DECEMBER 31, 1995

                                (IN THOUSANDS)

                                   FALCON DRILLING   GUARANTOR    NONGUARANTOR
              ASSETS                COMPANY, INC.   SUBSIDIARIES  SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
              ------                -------------   ------------  ------------    ------------   ------------

CURRENT ASSETS:
   Cash and cash equivalents          $     141     $   8,875      $    --        $    --        $   9,016
   Accounts receivable, net              11,953        26,047           --             --           38,000
   Other current assets                   2,524         2,364           --             --            4,888
                                      ---------     ---------      ---------      ---------      ---------

     Total current assets                14,618        37,286           --             --           51,904

EQUIPMENT AND PROPERTY, net
                                         18,598       244,313          2,697           --          265,608

OTHER ASSETS                                137        23,374           --             --           23,511

INTERCOMPANY AND INVESTMENT IN
   SUBSIDIARIES AND JOINT
   VENTURES, net                        268,118          --             --         (268,118)          --
                                      ---------     ---------      ---------      ---------      ---------

     Total assets                     $ 301,471     $ 304,973      $   2,697      $(268,118)     $ 341,023
                                      =========     =========      =========      =========      =========

          LIABILITIES AND
       STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable and accrued
     liabilities                      $   8,985     $  22,482      $    --        $    --        $  31,467
   Debt and other obligations
     due within one year                  1,969         1,666            364           --            3,999
                                      ---------     ---------      ---------      ---------      ---------

     Total current liabilities           10,954        24,148            364           --           35,466

LONG-TERM DEBT, net                     175,000         3,334          1,028           --          179,362

DEFERRED INCOME TAXES                      --          10,679           --             --           10,679

STOCKHOLDERS' EQUITY:
   Partnership capital                     --          56,672           --          (56,672)          --
   Common stock                             352          --             --             --              352
   Additional paid-in capital           112,854       191,921          1,603       (193,525)       112,853
   Accumulated earnings (deficit)         2,311        18,219           (298)       (17,921)         2,311
                                      ---------     ---------      ---------      ---------      ---------

     Total stockholders' equity         115,517       266,812          1,305       (268,118)       115,516
                                      ---------     ---------      ---------      ---------      ---------

     Total liabilities and
       stockholders' equity           $ 301,471     $ 304,973      $   2,697      $(268,118)     $ 341,023
                                      =========     =========      =========      =========      =========

                FALCON DRILLING COMPANY, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996

                                (IN THOUSANDS)


                                     FALCON DRILLING   GUARANTOR    NONGUARANTOR
                                      COMPANY, INC.   SUBSIDIARIES  SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                      -------------   ------------  ------------    ------------    ------------

OPERATING REVENUES                      $  10,217      $ 210,748      $    --        $    --        $ 220,965

COSTS AND EXPENSES:
   Operating costs                          6,877        134,434           --             --          141,311
   General and administrative                 404         12,787           --             --           13,191
   Depreciation                               565         20,132            142           --           20,839
                                        ---------      ---------      ---------      ---------      ---------

OPERATING INCOME                            2,371         43,395           (142)          --           45,624

OTHER (INCOME) EXPENSE:
   Interest expense                        17,842            245             71           --           18,158
   Other (income) expense, net                146         (1,321)          --             --           (1,175)
   Equity in income of subsidiaries       (27,883)          --             --           27,883           --
                                        ---------      ---------      ---------      ---------      ---------

INCOME (LOSS) BEFORE INCOME TAXES
   AND MINORITY INTEREST                   12,266         44,471           (213)       (27,883)        28,641

INCOME TAX PROVISION (BENEFIT)             (5,778)        16,454            (79)          --           10,597
                                        ---------      ---------      ---------      ---------      ---------

INCOME (LOSS) BEFORE
    MINORITY INTEREST                      18,044         28,017           (134)       (27,883)        18,044

MINORITY INTEREST                            --             --             --             --             --
                                        ---------      ---------      ---------      ---------      ---------

NET INCOME (LOSS)                       $  18,044      $  28,017      $    (134)     $ (27,883)     $  18,044
                                        =========      =========      =========      =========      =========

                FALCON DRILLING COMPANY, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995

                                (IN THOUSANDS)

                                     FALCON DRILLING    GUARANTOR    NONGUARANTOR
                                       COMPANY, INC.   SUBSIDIARIES  SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                       -------------   ------------  ------------   ------------   ------------

OPERATING REVENUES                      $   6,898      $ 120,322      $   1,393      $    --        $ 128,613

COSTS AND EXPENSES:
   Operating costs                          3,834         81,213          1,887           --           86,934
   General and administrative
     expenses                                 353          9,974           --             --           10,327
   Depreciation                               418         10,941            344           --           11,703
                                        ---------      ---------      ---------      ---------      ---------

OPERATING INCOME                            2,293         18,194           (838)          --           19,649

OTHER (INCOME) EXPENSE:
   Interest expense                        12,684            515            183           (105)        13,277
   Other (income) expense, net                228         (1,056)             6            105           (717)
   Equity in income of subsidiaries       (10,625)          --             --           10,625           --
                                        ---------      ---------      ---------      ---------      ---------

INCOME (LOSS) BEFORE INCOME TAXES
   AND MINORITY INTEREST
                                                6         18,735         (1,027)       (10,625)         7,089

INCOME TAX PROVISION (BENEFIT)             (4,764)         7,494           (411)          --            2,319
                                        ---------      ---------      ---------      ---------      ---------

NET INCOME (LOSS) BEFORE MINORITY
   INTEREST                                 4,770         11,241           (616)       (10,625)         4,770

MINORITY INTEREST                           1,291           --             --             --            1,291
                                        ---------      ---------      ---------      ---------      ---------

NET INCOME (LOSS)                       $   3,479      $  11,241      $    (616)     $ (10,625)     $   3,479
                                        =========      =========      =========      =========      =========

                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996
                                (IN THOUSANDS)

                                       FALCON DRILLING    GUARANTOR     NONGUARANTOR
                                       COMPANY, INC.     SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                       -------------     ------------   ------------   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                           $  18,044      $  28,017      $    (134)     $ (27,883)     $  18,044
     Adjustments to reconcile net
       income to net cash provided
       by (used in) operating
       activities-
         Equity in unconsolidated
           subsidiaries                     (27,883)          --             --           27,883           --
         Depreciation and
           amortization                       2,528         20,277            142           --           22,947
         Realized gain on the sale
           of assets                           --             (775)          --             --             (775)
         Minority interest in
           earnings of subsidiary              --             --             --             --             --
         Deferred income tax
           provision                           --           10,159           --             --           10,159
         Changes in current assets
           and current liabilities
           and intercompany balance         (69,037)        52,237            262           --          (16,538)
                                          ---------      ---------      ---------      ---------      ---------
   Net cash provided by (used in)
     operating activities                   (76,348)       109,915            270           --           33,837
                                          ---------      ---------      ---------      ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of equipment and
       property                             (57,769)      (115,451)          --             --         (173,220)
     Refunds on drill pipe, rigs and
       equipment, net of deposits             6,174           --             --             --            6,174
     Sale of equipment and property            --            1,307           --             --            1,307
     Deferred costs of Venezuelan
       operations                              --             --             --             --             --
   Net cash provided by (used
     in)  investing activities              (51,595)      (114,144)          --             --         (165,739)
                                          ---------      ---------      ---------      ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Issuance of debt                       172,000           --             --             --          172,000
     Proceeds from sale of stock              1,078           --             --             --            1,078
     Payments of outstanding debt           (37,000)        (2,561)          (270)          --          (39,831)
     Stock issuance costs                       (24)          --             --             --              (24)
     Retirement and dividend on
       preferred stock                         --             --             --             --             --
        Debt issuance costs                  (4,028)          --             --             --           (4,028)
                                          ---------      ---------      ---------      ---------      ---------
   Net cash provided by (used in)
     financing activities                   132,026         (2,561)          (270)          --          129,195
                                          ---------      ---------      ---------      ---------      ---------
NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                           4,083         (6,790)          --             --           (2,707)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF YEAR                            141          8,875           --             --            9,016
                                          ---------      ---------      ---------      ---------      ---------

CASH AND CASH EQUIVALENTS AT END OF
   YEAR                                   $   4,224      $   2,085      $    --        $    --        $   6,309
                                          =========      =========      =========      =========      =========


                FALCON DRILLING COMPANY, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995
                                (IN THOUSANDS)

                                       FALCON DRILLING    GUARANTOR    NONGUARANTOR
                                        COMPANY, INC.    SUBSIDIARIES  SUBSIDIARIES   ELIMINATIONS    CONSOLIDATED
                                        -------------    ------------  ------------   ------------    ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                           $   3,479      $  11,241      $    (616)     $ (10,625)     $   3,479
     Adjustments to reconcile net
       income to net cash provided
       by (used in) operating
       activities-
         Equity in unconsolidated
           subsidiaries                     (10,625)          --             --           10,625           --
         Depreciation and
           amortization                         646         12,355            344           --           13,345
         Realized gain on the sale
           of assets                           --             (778)          --             --             (778)
         Minority interest in
           earnings of subsidiary             1,291           --             --             --            1,291
         Provision for deferred
           income taxes                        --            2,319           --             --            2,319
         Changes in current assets
           and current liabilities
           and intercompany balances        (93,677)        84,500            524           --           (8,653)
                                          ---------      ---------      ---------      ---------      ---------
   Net cash provided by (used in)
     operating activities                   (98,886)       109,637            252           --           11,003
                                          ---------      ---------      ---------      ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of equipment and
       property                                --          (78,817)          --             --          (78,817)
     Distribution for minority
       owner's interest in Blake
       Workover                                --           (1,804)          --             --           (1,804)
     Sale of equipment and property            --            3,019           --             --            3,019
     Deferred costs of Venezuelan
       operations                              --             --             --             --             --
                                          ---------      ---------      ---------      ---------      ---------
   Net cash used in
     financing activities                      --          (77,602)          --             --          (77,602)
                                          ---------      ---------      ---------      ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Issuance of debt                        66,000           --             --             --           66,000
     Payments of outstanding debt              --          (29,732)          (252)          --          (29,984)
     Issuance of common stock                35,027           --             --             --           35,027
        Debt issuance costs                  (2,125)          --             --             --           (2,125)
                                          ---------      ---------      ---------      ---------      ---------

   Net cash provided by (used in)
     financing activities                    98,902        (29,732)          (252)          --           68,918
                                          ---------      ---------      ---------      ---------      ---------

NET INCREASE  IN CASH AND CASH
   EQUIVALENTS                                   16          2,303           --             --            2,319

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF YEAR                           --            4,868           --             --            4,868
                                          ---------      ---------      ---------      ---------      ---------

CASH AND CASH EQUIVALENTS AT END OF
   YEAR                                   $      16      $   7,171      $    --        $    --        $   7,187
                                          =========      =========      =========      =========      =========

     ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                           AND RESULTS OF OPERATIONS


GENERAL

         The Company's financial condition and historical results of operations have been significantly affected by a series of acquisitions that have resulted in the Company's current fleet of barge and offshore rigs. As of October 31, 1996, the Company's rig fleet was composed of 76 rigs, including 43 barge drilling rigs, ten barge workover rigs, 16 jackup drilling rigs, three submersible drilling rigs, three dynamically-positioned drillships and one semisubmersible drilling rig. Included in these totals are one jackup drilling rig, one barge drilling rig and two barge workover rigs leased from third parties.

         Changes in the number of actively marketed rigs and their geographic locations significantly affect the Company's capital expenditure requirements, working capital requirements and results of operations. As of December 31, 1995, the Company's active domestic rig fleet included 19 barge drilling rigs, seven barge workover rigs, 14 jackup drilling rigs and one submersible drilling rig and the active international rig fleet included three drilling barges and one submersible drilling rig, all in Venezuela. Since then, the Company's active rig fleet has changed significantly. As of October 31, 1996, the active domestic fleet included 25 barge drilling rigs, ten barge workover rigs, 15 jackup drilling rigs and two submersible drilling rigs, and the active international rig fleet included three drilling barges and one submersible drilling rig in Venezuela, one jackup drilling rig in Nigeria, two drillships in Brazil and one drillship in Australia. In addition, the Company owns a minority position in a venture that operates two barge drilling rigs in Venezuela.

         Revenues. The Company's revenues are determined primarily by (a) the number of rigs it has available for service and (b) demand for contract drilling and workover services, which affects the utilization rate and day rates of the Company's active rigs. In response to increased demand, the Company has reactivated previously cold stacked rigs for both the domestic and international markets, particularly Venezuela. In the future, the Company, in response to changes in demand, may withdraw rigs from active service or reactivate additional rigs, which could decrease or increase revenues, respectively.

         Operating Costs. Operating costs include all direct costs and expenditures associated with operating active rigs and cold stacking inactive rigs. These costs and expenditures vary based on rig utilization and the number of rigs actively marketed by the Company. These costs and expenditures include rig labor costs, repair, maintenance and supply expenditures, insurance costs, fuel costs, mobilization costs and other costs related to operations.

         Operating Income. Operating income is primarily affected by revenue factors, but is also a function of varying levels of operating expenses. Changes in day rates do not affect operating expenses. Significant changes in rig utilization can change the level of operating expenses from period to period as the Company may adjust the level of its actively marketed rig fleet to match more closely the anticipated level of demand. The general and administrative expenses, which generally include the costs of the Company's shore-based support functions, also affect operating income. These costs generally do not vary significantly from period to period unless the Company materially expands its asset base, nor do they vary over short periods of time with changes in rig utilization. Depreciation, which is determined by the level of the Company's capital expenditures and depreciation practices, is the other major determinant of operating income.

CHANGES IN FINANCIAL CONDITION

         Rig acquisitions, financings completed, the increase in active units as described above and cash flow generated from operations were responsible for the significant changes in the Company's financial position between December 31, 1995, and September 30, 1996. The following are the most significant of the acquisitions and financings completed since December 31, 1995:

                FALCON DRILLING COMPANY, INC. AND SUBSIDIARIES

     ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                    AND RESULTS OF OPERATIONS - (CONTINUED)



         1) The purchase of two dynamically-positioned drillships, the upgrade of a third drillship and the acquisition of spares for approximately $119 million.

         2) The purchase of one jackup drilling rig, one barge drilling rig and one submersible drilling rig for approximately $28.2 million.

         3) The upgrade and activation of eight barge drilling and workover rigs for approximately $11 million.

         4) The charter to the Company of one jackup drilling rig and three barge drilling and workover rigs.

         5)    The placement of $120 million of senior unsecured notes in March
               1996.

RESULTS OF OPERATIONS - FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 1996 AND 1995

Comparative data relating to the Company's revenues and operating expenses by major areas of operations are listed below:

                                                            THREE MONTHS              NINE MONTHS
                                                               ENDED                     ENDED
                                                            SEPTEMBER 30,             SEPTEMBER 30,
                                                            -------------             -------------
                                                          1996        1995          1996        1995
                                                          ----        ----          ----        ----
                                                            (IN THOUSANDS)           (IN THOUSANDS)

Revenues-
   Domestic barge drilling                              $ 32,916     $ 23,049     $ 77,464     $ 58,204
   Domestic barge workover                                 4,547        3,378       12,760       10,676
   International shallow water drilling                    9,657        8,307       28,230       22,533
   Offshore drilling                                      30,534       13,243       79,946       37,200
   Deepwater operations                                   13,231         --         22,565         --
                                                        --------     --------     --------     --------

                                                        $ 90,885     $ 47,977     $220,965     $128,613
                                                        ========     ========     ========     ========

Operating costs-
   Domestic barge drilling                              $ 20,089     $ 14,198     $ 50,416     $ 38,377
   Domestic barge workover                                 3,978        2,197       10,499        6,064
   International shallow water drilling                    5,511        3,747       15,197       10,204
   Offshore drilling                                      17,812       10,577       51,161       32,289
   Deepwater operations                                    8,142         --         14,038         --
                                                        --------     --------     --------     --------

                                                        $ 55,532     $ 30,719     $141,311     $ 86,934
                                                        ========     ========     ========     ========

Rig operating income-
   Domestic barge drilling                              $ 12,827     $  8,851     $ 27,048     $ 19,827
   Domestic barge workover                                   569        1,181        2,261        4,612
   International shallow water drilling                    4,146        4,560       13,033       12,329
   Offshore drilling                                      12,722        2,666       28,785        4,911
   Deepwater operations                                    5,089         --          8,527         --
                                                        --------     --------     --------     --------
                                                          35,353       17,258       79,654       41,679
   General and administrative expenses                     4,311        3,494       13,191       10,327
   Depreciation expense                                    7,761        4,296       20,839       11,703
                                                        --------     --------     --------     --------

                                   Operating income     $ 23,281     $  9,468     $ 45,624     $ 19,649
                                                        ========     ========     ========     ========

     ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

         Revenues. Revenues increased $42.9 million and $92.3 million during the three and nine month periods ended September 30, 1996, respectively, as compared to the corresponding periods in 1995. The increase in revenues reflects: (i) an increase in the number of units marketed an the overall utilization of the domestic barge drilling rigs for both periods; (ii) higher utilization and day rates during both periods for the offshore drilling rigs and the acquisition of five jackup rigs in September 1995; and (iii) the commencement of deepwater operations during 1996 with Peregrine II and Peregrine III, which began operations in February and June, 1996, respectively, and the mobilization fee of $2.5 million on the Peregrine I which was delivered to Brazil in September and commenced drilling operations in November.

         Operating Costs. Rig operating costs increased $24.8 million and $54.4 million during the three and nine month periods, respectively, primarily as a result of increased rig activity and fleet size.

         Operating Income. Operating income increased $13.8 million and $26.0 million during the three and nine month periods, respectively, due primarily to increases in rig operating income. The increases in rig operating income were partially offset in both periods by: (i) increases in general and administrative expenses due primarily to increased shorebase activity in Venezuela and Brazil; and (ii) increases in depreciation expense resulting from rig and drillship acquisitions.

         Interest Expense. Interest expense was $1.5 million and $4.9 million higher during the three and nine month periods primarily due to the issuance of $120.0 million in 8-7/8% Senior Notes in March, 1996.

         Other Income, net. Other income increased $.3 million and $.9 million during the three and nine month periods primarily as a result of interest income earned on the Company's available cash balances.

         Net Income. Net income applicable to common shares increased $8.1 million and $14.9 million during the three and nine month periods ended September 30, 1996, as compared to the corresponding periods in 1995 as a result of improved operating results and the addition of the drillship operations, all of which more than offset increases in depreciation, interest expense, and general and administrative expenses.


LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided by operating activities was $33.8 million for the nine months ended September 30, 1996, compared to $11.0 million for the comparable prior period. The $22.8 million increase was the result of improved operating results, partially offset by an increase in the receivables component of working capital at September 30, 1996. Operating results improved primarily as a result of a significant expansion of the Company's operations.

         Net cash used in investing activities was $165.7 million compared to $77.6 million for the comparable prior period. The increase of $88.1 million was primarily due to expenditures related to the expansion of the Company's rig fleet, including approximately $119 million expended in connection with the acquisition, upgrade and purchase of fleet spares related to the Company's dynamically-positioned deepwater drillships, the Peregrine I, II and III. In addition, during the nine months ended September 30, 1996, the Company also expended approximately $28.2 million in connection with the acquisition of three other drilling rigs (one barge rig, one submersible rig and one jackup rig) and approximately $26.1 million on the purchase of drillpipe, rig reactivations, and rig upgrades. Included in the $119 million of expenditures related to the Company's drillship operations was approximately $60.0 million for the upgrade of the Peregrine I and the purchase of additional riser, BOP equipment and other fleet spares and rig inventory. The upgrade of the Peregrine I was completed during the third quarter of 1996 and the rig was mobilized to Brazil where it commenced operations in early November, approximately four months behind the Company's original intended delivery date. The upgrade of the Peregrine I exceeded the Company's original cost estimates as a result of increased shipyard time due to delays in equipment deliveries and additional rig upgrades which increased the water depth capability of the rig.

     ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

         Net cash provided by financing activities was $129.2 million for the nine months ended September 30, 1996, compared to $68.9 million for the comparable prior period. The $60.3 million increase was primarily due to the issuance by the Company of $120 million of Senior Notes on March 4, 1996. During the prior nine-month period ended September 30, 1995, the Company had issued $50.0 million of Senior Subordinated notes.

         During the fourth quarter of 1996, the Company currently expects to make additional capital expenditures of (i) approximately $8.0 million for the purchase of a hull and certain other equipment to be used in the construction of the dynamically positioned drillship Peregrine IV and its initial mobilization, (ii) $20.0 million for the purchase of the Deepsea Duchess,
(iii) $3.0 million for the refurbishment of certain rig equipment, and (iv) $2.0 million for drillpipe and other equipment expenditures. In addition to its expected capital expenditures for the remainder of 1996, the Company may commit, upon receipt of acceptable contracts, to the completion of the Peregrine IV and the upgrade of the Pacesetter III, at costs currently estimated at $120 million and $25 million, respectively. Should the Company commit to these or any other similar projects, the Company anticipates that a substantial portion of the funding would come from third party equipment lessors or debt.

         As of September 30, 1996, the Company had cash and credit availability under its line of credit totaling approximately $11.3 million.
The Company has received a commitment from its commercial bank lenders to increase its bank credit facilities from a maximum of $25 million to $65 million. The new facilities would consist of (i) a $25 million revolving loan facility secured by accounts receivable, maturing in November 1999, and (ii) a $40 million revolving loan facility secured by certain drilling rigs and receivables, maturing in November 1998. The Company believes that its available funds, together with cash generated from operations, will be sufficient to fund its capital expenditure program, working capital and debt service requirements. Future commitments for capital expenditures will depend upon market conditions and opportunities, as well as the availability of adequate financing.

         Although substantially all the Company's marketed rigs are currently under contract, its domestic based rigs are typically contracted on a well-to-well basis or on short term contracts which typically expire within six months. A severe decline in demand for oil and gas drilling could therefore adversely impact the Company's cash flow from operations. Should these circumstances occur and persist for a material length of time, there could be no assurance that the Company's cash flow from operations would remain adequate to meet its requirements and the Company would likely scale back to the scope of its operations and dispose of excess or non-essential assets.

                          PART II - OTHER INFORMATION



ITEM 1 - LEGAL PROCEEDINGS

In October 1996, suit was initiated against the Company by Springwell Corporation in the United States District Court for the Southern District of New York. Springwell alleges that it "introduced" the Company to an investment banking firm which subsequently participated in placements of debt and equity of the Company. Springwell claims it is entitled to compensation based on quantum meruit and express or implied agreements by the Company or its agents to pay Springwell a commission. The Company believes Springwell's claims are without merit and intends to vigorously contest such claims.

Mirchink N.V., an affiliate of the entity that sold the Peregrine I to the Company, has initiated litigation against the Company in South Africa, alleging the Company has repudiated an agreement to pay Mirchink a commission in connection with the purchase of the Peregrine I. Mirchink seeks to recover approximately $1.2 million in damages. The Company denies that it has breached any agreement with Mirchink, and contends that it is entitled to an offset against Mirchink's commission as a result of encumbrances on the Peregrine I at the time it was delivered.

                   PART II - OTHER INFORMATION - (CONTINUED)



ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits:

 EXHIBIT NO.                                DESCRIPTION
 -----------                                -----------

     27                     Falcon Drilling Company, Inc. and Subsidiaries
                            Financial Data Schedule



-----------------

         (b)  No reports were filed on Form 8-K during the period.

                                  SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            Falcon Drilling Company, Inc.




Date:  November 7, 1996                     /s/ Robert F. Fulton
                                            --------------------
                                            Robert F. Fulton
                                            Executive Vice President
                                            and Chief Financial Officer

                                EXHIBIT INDEX



  EXHIBIT NO.                        DESCRIPTION
  -----------                        -----------

     27                 Falcon Drilling Company, Inc. and Subsidiaries
                        Financial Data Schedule