Form 10-K
period 1996-12-31
FALCON DRILLING CO INC
filed 1997-03-28
CIK 892179

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ---------------------
                                   FORM 10-K
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                         COMMISSION FILE NUMBER 0-26388

                         FALCON DRILLING COMPANY, INC.
             (Exact name of registrant as specified in its charter)

                        DELAWARE                                                76-0351754
            (State or other jurisdiction of                                  (I.R.S. employer
             incorporation or organization)                                identification no.)
           1900 WEST LOOP SOUTH, SUITE 1800,
                     HOUSTON, TEXAS                                               77027
        (Address of principal executive offices)                                (Zip Code)

       Registrant's telephone number, including area code: (713) 623-8984

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                  TITLE OF EACH CLASS                              NAME OF EXCHANGE ON WHICH REGISTERED
                  -------------------                              ------------------------------------
             COMMON STOCK, $0.01 PAR VALUE                               NEW YORK STOCK EXCHANGE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes X   No

     Indicate by check mark if the disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of common stock held by non-affiliates of the registrant (based on the closing price as reported on the New York Stock Exchange on March 21, 1997) was approximately $922,081,292. Shares of common stock held by each executive officer and director and by each stockholder affiliated with a director have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The number of outstanding shares of the registrant's Common Stock as of March 21, 1997 was 39,349,406.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Proxy Statement for Annual Meeting of Stockholders to be held on May 29,
                                1997 -- Part III
================================================================================

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
                                   PART I

Item. 1   Business....................................................    1
            General...................................................    1
            Industry Conditions.......................................    1
            Business Strategy.........................................    2
            Developments During 1996..................................    2
            Recent Developments.......................................    3
            Drilling Markets..........................................    3
            Contracts and Customers...................................    4
            Related Oil and Gas Activities............................    5
            Governmental Regulation and Environmental Matters.........    5
            Operating Risks and Insurance.............................    7
            Employees.................................................    7
Item 2.   Properties..................................................    7
            Rig Fleet.................................................    7
            Inland Marine Vessels.....................................   12
            Facilities................................................   13
Item 3.   Legal Proceedings...........................................   13
Item 4.   Submission of Matters to a Vote of Security Holders.........   13

                                  PART II

Item 5.   Market for Registrant's Common Equity and Related
            Stockholder Matters.......................................   14
Item 6.   Selected Financial Data.....................................   15
Item 7.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations.................................   16
            General...................................................   16
            Changes in Financial Condition............................   16
            Results of Operations.....................................   16
            Liquidity and Capital Resources...........................   18
            New Accounting Standards..................................   19
Item 8.   Financial Statements and Supplementary Data.................   20
Item 9.   Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure..................................   52

                                  PART III

Item 10.  Directors and Executive Officers of the Registrant..........   52
Item 11.  Executive Compensation......................................   54
Item 12.  Security Ownership of Certain Beneficial Owners and
            Management................................................   54
Item 13.  Certain Relationships and Related Transactions..............   54

                                  PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form
            8-K.......................................................   55

                                 SIGNATURES

     Certain statements in this Annual Report on Form 10-K include forward-looking information within the meaning of Section 27A of the Securities Act of 1993, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the "safe harbor" created by those sections.

     The statements regarding future financial performance and results and the other statements which are not historical facts contained in this report are forward-looking statements. The words "expect," "anticipate," "estimate," and similar expressions are also intended to identify forward-looking statements. Such statements involve risks and uncertainties, including, but not limited to, oil and gas prices and other market factors, rig dayrates, rig utilization rates, and operating costs. Should one or more such risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated.

                                     PART I

ITEM 1. BUSINESS.

GENERAL

     Falcon Drilling Company, Inc., together with its subsidiaries ("Falcon" or the "Company"), is a provider of contract drilling and workover services for the domestic and international oil and gas industry. The Company's rig fleet consists of barge drilling rigs, barge workover rigs, jackup rigs, submersible rigs, and drillships. The Company's barge rig fleet is the largest in the world. The Company also owns tugboats, crewboats and utility barges, which are primarily used in conjunction with its barge drilling and workover operations.

     The Company markets its rigs and vessels to oil and gas companies and turnkey operators.

     The Company was incorporated as a Delaware corporation in October 1991. The Company's headquarters are located at 1900 West Loop South, Suite 1800, Houston, Texas 77027 and its telephone number is (713) 623-8984.

INDUSTRY CONDITIONS

     The Company's operations are materially dependent upon the levels of activity in oil and gas exploration, development and production. Such activity levels are affected by both short-term and long-term trends in oil and gas prices. In recent years, oil and gas prices have been volatile. Worldwide military, political and economic events have contributed to, and are likely to continue to contribute to, price volatility. Any prolonged reduction in oil and gas prices will likely depress the level of exploration, development and production activity and result in a corresponding decline in the demand for the Company's services and, therefore, have a material adverse effect on the Company's revenues and profitability.

     Much of the Company's equipment is currently in service in the U.S. Gulf of Mexico transition zone and offshore drilling markets where, despite occasional upturns, the demand for drilling and related services was severely depressed from the early 1980's through 1992, due in large part to prolonged weakness and uncertainty in the price of natural gas. Diminished drilling demand during this period led to low day rates and low utilization of available equipment. In addition to adverse effects that future declines in demand could have on the Company, ongoing movement or reactivation of offshore rigs or construction of new rigs could adversely affect dayrates and utilization levels, even in an environment of stronger natural gas prices and increased drilling activity. The Company can predict neither the future level of demand for its services nor future conditions in the drilling industry.

     During 1996, demand for the Company's drilling equipment strengthened, particularly during the second half of the year. At the end of 1996, the Company's domestic drilling fleets were operating essentially at full utilization, and at the highest dayrates for such equipment that the Company has experienced. However, there is no assurance that the current level of demand for the Company's equipment will be maintained.

BUSINESS STRATEGY

     The Company's strategy is to focus on oil and gas drilling markets where cost efficient acquisitions and economies of scale in operations will lead to significant competitive positions. Key elements of this strategy include the acquisition and consolidation of under-utilized assets, the deployment of assets to more attractive markets and the reactivation of idle capacity in markets with increasing demand.

     The initial focus of the Company's strategy was the barge drilling business. Barge drilling rigs are used for shallow-water drilling in areas commonly referred to as "transition zones," typically found in and around major river delta systems, bays and coastal tidal zones. Historically, the largest such market has been south Louisiana. Outside the U.S., other barge drilling markets include Venezuela (where the Company operates three rigs), Nigeria, Indonesia, Tunisia, and Mexico.

     The Company has also established a significant presence in the U.S. Gulf of Mexico offshore drilling market, where it currently operates a fleet of 17 bottom-supported rigs, and in the international deepwater drilling market, where it currently operates five drillships.

DEVELOPMENTS DURING 1996

     The Company continued to increase its active fleet during 1996 through the following transactions:

     - The purchase for $6.0 million of a barge drilling rig (Rig 55) from Noble Drilling (USA), Inc., which rig is currently operating in South Louisiana.

     - The purchase for $24.0 million of a drillship (Peregrine II) from UME Drilling Ltd., which drillship is currently operating offshore Brazil.

     - The lease from Nabors Drilling USA, Inc. of a barge drilling rig (Rig 3) and a barge workover rig (Rig 24), which rigs are currently operating in South Louisiana.

     - The purchase for $8.0 million of a submersible rig (Falrig 78), which rig is currently operating in the U.S. Gulf of Mexico.

     - The purchase for $8.5 million of a mat-slot jackup rig (Falrig 83), which rig is currently operating off the West Coast of Africa.

     - The lease, with an option to purchase, of a mat-slot jackup rig (Falrig
       82), which rig is currently operating in the U.S. Gulf of Mexico.

     - The purchase for $34.5 million of a drillship (Peregrine III), which drillship is currently contracted for work offshore Western Africa.

     - The purchase for $20.0 million of a drillship (Falcon Duchess), which drillship is currently operating offshore India.

     - The lease, with an option to purchase, of a drillship (Falcon Ice), which drillship is currently operating offshore Indonesia.

     The Company's principal financing activities in 1996 were:

     - The placement in March of $120 million of 8 7/8% senior notes maturing March 15, 2003, resulting in net proceeds to the Company of approximately $116 million.

     - The establishment in November of a $40 million line of credit with its bank lenders, maturing November 1998, secured primarily by five of the Company's jack-up rigs. At the same time, the Company restructured its $25 million receivable-secured line of credit, extending its maturity to November 1999.

     - The public offering in December of 3,212,500 shares of the Company's common stock, resulting in net proceeds to the Company of $108.5 million.

RECENT DEVELOPMENTS

     During the first two months of 1997, the Company acquired 35 tugs and 29 utility barges, for an aggregate purchase price of $23.4 million. These assets are used primarily in connection with the Company's domestic barge drilling and workover operations. In addition, in January 1997, the Company purchased for $7.5 million an inactive oil/bulk/ore carrier. The Company is evaluating conversion of this vessel to a dynamically positioned drillship.

DRILLING MARKETS

     The Company performs contract drilling and workover services in the U.S. and international shallow-water markets, the offshore U.S. Gulf of Mexico market, and the international deepwater market.

     Domestic Barge Drilling Market. The Company's principal barge drilling market is the transition zone area of the U.S. Gulf Coast (Alabama, Mississippi, Louisiana and Texas). This area historically has been the world's largest market for shallow-water drilling. Barge rigs are employed both inland, in lakes, bays, rivers and marshes, and in shallow-water coastal areas. During the drilling boom of the early 1980's, there were approximately 125 barge drilling rigs in the U.S. Gulf Coast operating at dayrates as high as $18,000. As a result of the severe decline in oil and gas exploration and development in the remainder of the decade, dayrates fell as low as $6,000 and the number of barge drilling rigs in operation dramatically decreased.

     Since early 1989, the structure of the domestic shallow-water market has changed materially as the result of (i) barge rigs being scrapped, committed to international markets, or taken out of service and (ii) the consolidation of barge rig companies. The Company estimates that at March 1, 1997, there were approximately 32 barge drilling rigs being actively marketed on the U.S. Gulf Coast (excluding rigs suitable principally for workover or shallow drilling), of which 25 rigs were operated by the Company. The Company also owns 16 barge drilling rigs that were not in service at March 1, 1997. The Company currently anticipates that it will place at least two additional barge drilling rigs in service in the domestic market during 1997.

     During 1996, Company's domestic barge drilling fleet had a utilization rate of approximately 91.3% and an average base dayrate of approximately $13,673.

     International Barge Drilling Market. International markets for barge rigs include Venezuela, West Africa, Southeast Asia, Tunisia and Mexico. Drilling in these international markets is typically driven primarily by exploration for oil as opposed to gas. International markets frequently offer a drilling contractor the opportunity to enter into longer term contracts at higher operating margins than can be obtained domestically. Offsetting these benefits are the risks of political uncertainty and currency fluctuations, and increased overhead in establishing a foreign base of operation.

     During 1996, the Company operated three barge rigs in Venezuela under term contracts with Maraven, S.A. (a subsidiary of Venezuela's government owned oil company). These rigs experienced 99% utilization during the period, and an average dayrate of $18,400. These contracts run through December, 1999. In addition, through July 1996 the Company operated a barge rig in Venezuela under contract with BP Venezuela (an affiliate of British Petroleum). This rig was returned to the United States upon completion of the contract with BP Venezuela, and is currently operating in the U.S. Gulf Coast.

     Domestic Barge Workover Market. The Company's barge workover fleet operates in the same geographical area as its domestic barge drilling fleet. The same factors which have affected the structure of the barge drilling market have also affected the barge workover market, with considerable consolidation of competitors and reduction of available rigs since the early 1980's. The Company estimates that at March 1, 1997 there were approximately 27 barge workover rigs being actively marketed in the U.S. Gulf Coast, of which 10 were operated by the Company.

     During 1996, the Company's workover rigs experienced an average utilization rate of approximately 67.2% and an average base dayrate of approximately $8,984.

     Offshore Bottom-Supported Drilling Rig Market. At March 1, 1997, the Company's offshore bottom-supported drilling fleet was located in the U.S. Gulf of Mexico, except for one submersible rig in Venezuela and one jackup rig offshore West Africa. The number of offshore rigs under contract in the U.S. Gulf of Mexico declined steadily from the early 1980's until 1992, but has recovered since then. In particular, the last half of 1996 saw a significant strengthening in this market, and at December 31, 1996, all of the Company's bottom-supported offshore rigs were contracted, including eight rigs under term contract through December 31, 1997.

     The Company estimates that at March 1, 1997, there were approximately 120 bottom-supported offshore drilling rigs being actively marketed in the U.S. Gulf, of which the Company operates 17.

     There are jackup rigs stacked in the U.S. Gulf of Mexico that, subject to varying levels of expenditure, could be reactivated for drilling, and there are jackup rigs currently located outside the U.S. that could be moved to the U.S. Gulf of Mexico within a short period time. Either of the foregoing could have the effect of reducing dayrates. There can be no assurance that the present levels of drilling activity will be maintained.

     International opportunities for the Company's offshore bottom-supported rigs are limited to areas where soft bottom conditions are conducive to the use of mat-supported rigs, including certain offshore waters of India, Southeast Asia, West Africa and Mexico. At March 1, 1997, the Company was operating one jackup off West Africa under a term contract and one submersible in Venezuela under a well to well contract. Although the Company has no current plans to mobilize any of its other offshore bottom-supported rigs to international waters, it could do so if market conditions made that advantageous.

     During 1996, the Company's Gulf of Mexico offshore fleet had a utilization rate of approximately 96.4% and an average base dayrate of approximately $19,962.

     Drillship Market. Drillships are used to drill wells in water depths beyond the capabilities of bottom-supported rigs. Because of their greater capacity to store supplies and equipment, they may have a competitive advantage over bottom-supported rigs and semisubmersibles in remote areas where getting materials to a rig is costly. Markets that utilize drillships include West Africa, Brazil, Australia, Southeast Asia, India and the U.S. Gulf of Mexico. The Company's drillship fleet consists of three dynamically positioned drillships and two conventionally moored drillships (one of which the Company leases with an option to purchase). Two of the dynamically positioned drillships are working offshore Brazil under long-term contracts with Petrobras, and the third dynamically positioned drillship is under multi-well contracts for work offshore West Africa. The two conventionally moored drillships are working under well-to-well contracts in Southeast Asia.

     The Company believes the deepwater market is attractive because (i) advances in technology have made production from deeper waters more economical, and (ii) there is a greater possibility of finding significant new reservoirs of hydrocarbons in deeper waters than in shallower waters, which have been more extensively explored.

CONTRACTS AND CUSTOMERS

     Drilling in the areas served by the Company ranges from shallow wells (up to 12,000 feet) to deep wells (up to 25,000 feet). Deeper wells generally take disproportionately longer to drill than shallower wells, due primarily to more varied and difficult subsurface conditions and the frequent need to run protective casing. The Company's drilling rigs are competitive for all types of drilling, but are particularly designed to drill to depths in excess of 12,000 feet.

     The Company's drilling and workover rigs are generally operated under dayrate contracts between the Company and its customers, which are major and independent oil and gas companies, government owned oil and gas companies, and turnkey operators. Historically, most domestic drilling contracts have been on a well-to-well basis. However, since mid-1996, the U.S. Gulf of Mexico offshore market has strengthened to the point that the Company has been able to place a majority of its offshore bottom-supported rigs on term contracts. Domestic workover contracts are typically on a well-to-well basis and shorter in duration than drilling contracts. Contracts in the international markets are frequently offered on a term basis.

     The Company obtains most of its contracts through competitive bidding against other contractors in response to solicitations of bids by oil and gas companies and turnkey operators. The awarding of drilling contracts depends on numerous factors, including pricing, availability, rig specifications, safety record and crew quality.

     Dayrate contracts generally provide for a fixed dayrate, regardless of whether drilling is successful. Drilling contracts also provide for lower rates during periods when the rig is being moved or when drilling operations are interrupted or restricted due to equipment breakdowns, adverse weather or water conditions or other conditions beyond the control of the Company. Under dayrate contracts, the Company generally pays operating expenses of the rig, including wages and the cost of incidental supplies. Revenues from dayrate contracts have historically accounted for substantially all of the Company's revenues. The Company has generally been able to obtain contractual indemnification pursuant to which the Company's customers agree to protect and indemnify the Company to some degree from liability for reservoir, pollution and environmental damages, but there can be no assurance that the Company can obtain such indemnities in all of its contracts, that the level of indemnification that can be obtained will be meaningful, that such indemnification agreements will be enforceable or that the customer will be financially able to comply with its indemnity obligations.

     In 1994, 1995, and 1996, the Company contracted with 80, 75 and 102 customers, respectively. Applied Drilling Technology Inc., a provider of turnkey drilling services, accounted for 11.2% of total revenues in 1994. Maraven, S.A. accounted for 11.3% of total revenues in 1995. Applied Drilling Technology, Inc. accounted for 12.4% of total revenues in 1996. No other customer accounted for more than 10% of total revenues in any such period.

     With the entry of the Company into the drillship market, Petrobras, which has contracted for the use of the Peregrine I and Peregrine II, is expected to become one of the most important customers of the Company.

RELATED OIL AND GAS ACTIVITIES

     The Company has in the past entered into arrangements whereby it contracted to provide a rig and related services in connection with the acquisition of a working interest in a well. In some cases such an arrangement would provide for a day rate structured to cover the Company's variable costs, with the Company acquiring a working interest in the well in lieu of the difference between such costs and the Company's normal rates. The Company has also in some cases participated as a working interest owner in connection with providing a rig and related services under a normal dayrate structure. Generally, these arrangements are entered into only where the Company believes the standard day rate contract, without any investment obligations as a working interest owner, would not be available to the Company. In addition, the Company, through a subsidiary, has engaged in the development of drilling prospects in the general areas of the Company's barge drilling operations and, in one instance, has participated with several other companies in the funding of seismic activities on an oil and gas drilling prospect in South Louisiana. The Company's expenditures and commitments to date for the prospect development and funding of these activities have been limited to an aggregate of approximately $2.2 million. The Company has not yet received any revenues from oil and gas production and has no current plans to make any material additional commitments for such activities, as the Company intends to devote its resources to the further growth of its drilling and workover operations.

GOVERNMENTAL REGULATION AND ENVIRONMENTAL MATTERS

     The Company's business is affected by domestic and foreign laws relating to the energy industry in general and the marine drilling industry in particular. To the extent these laws materially restrict oil and gas exploration or make it less economical, the Company's business would in all likelihood be adversely affected.

     Public interest in the protection of the environment has increased dramatically in recent years, particularly in the United States, where the Company derives a majority of its revenues. Drilling in certain areas has been opposed by environmental groups and, in certain areas, has been restricted. To the extent laws are enacted or other governmental action is taken that prohibits or restricts drilling or imposes environmental protection requirements that result in increased costs to the oil and gas industry in general and the drilling industry in particular, the business and prospects of the Company could be adversely affected.

     The transition zone and shallow-water areas of the U.S. Gulf Coast, where the Company's operations are concentrated, are ecologically sensitive. Environmental issues have led to higher drilling costs, a more difficult and lengthy well permitting process and, in general, have adversely affected decisions of the oil companies to drill in these areas. U.S. laws and regulations applicable to the Company's operations include those controlling the discharge of materials into the environment, requiring removal and cleanup of materials that may harm the environment, or otherwise relating to the protection of the environment. For example, as an operator of drilling rigs in navigable U.S. waters and certain offshore areas, the Company may be liable for damages and costs incurred in connection with spills or discharges of oil or other substances for which it is held responsible. The discharge of oil or other substances in a wetland or inland waterway could produce substantial damage to the environment, including wildlife and ground water. Laws and regulations protecting the environment have become more stringent in recent years, and may, in certain circumstances, impose "strict liability," rendering a person liable for environmental damage without regard to negligence or fault on the part of such person. Such laws and regulations may expose the Company to liability for the conduct of or conditions caused by others, or for acts of the Company that were in compliance with all applicable laws at the time such acts were performed. The application of these requirements or the adoption of new requirements could have a material adverse effect on the Company.

     The Federal Water Pollution Control Act of 1972, commonly referred to as the Clean Water Act ("CWA") prohibits the discharge of certain substances into the navigable waters of the United States without a permit. The regulations implementing the CWA require permits to be obtained by an operator before certain exploration activities occur. Violations of monitoring, reporting and permitting requirements can result in the imposition of civil and criminal penalties. The provisions of the Clean Water Act can also be enforced by citizen's groups.

     The Oil Pollution Act of 1990 ("OPA") amends certain provisions of the CWA and other statutes as they pertain to the prevention of and response to hazardous substances and oil spills into navigable waters. CWA, OPA and regulations promulgated pursuant thereto impose a variety of regulations on "responsible parties" related to the prevention of oil spills and the regulation and restriction of the discharge of other materials and liability for damages resulting from such spills and discharge. A "responsible party" includes the owner or operator of a facility or vessel, or the lessee or permittee of the area in which an offshore facility is located. CWA and OPA assign liability to each responsible party for removal costs of oil and other discharged materials and a variety of public and private damages. While liability limits apply in some circumstances, a responsible party for an offshore facility must pay all removal costs incurred by a federal, state or local government. Few defenses exist to the liability imposed by CWA and OPA. CWA and OPA also impose ongoing requirements on a responsible party. The Company has to date been able to comply with these financial responsibility requirements, but there is no assurance that it will be able to do so in the future or that compliance will not increase its cost of doing business.

     OPA requires the Minerals Management Service to promulgate regulations to implement the financial responsibility requirements for offshore facilities, which regulations could have the effect of increasing significantly the amounts of financial responsibility that oil and gas operators and drilling contractors must demonstrate in order to comply with OPA. These regulations could make it more difficult for drilling contractors to drill in U.S. waters.

     The Outer Continental Shelf Lands Act authorizes regulations relating to safety and environmental protection applicable to lessees and permittees operating on the Outer Continental Shelf. Specific design and operational standards may apply to Outer Continental Shelf vessels, rigs, platforms, vehicles and structures. Violations of environmental-related lease conditions or regulations issued pursuant to the Outer Continental Shelf Lands Act can result in substantial civil and criminal penalties as well as potential court injunctions curtailing operations and the cancellation of leases. Such enforcement liabilities can result from either governmental or citizen prosecution.

     The Company believes it is in material compliance with applicable federal, state, local and foreign legislation and regulations relating to environmental controls. However, the existence of such laws and regulations has had and will continue to have a restrictive effect on the Company and its customers.

OPERATING RISKS AND INSURANCE

     The Company's business is subject to operating risks that include fires, well blowouts, explosions, collapse of rigs, capsizing of rigs under transport, equipment failures, and accidents that occur both with and without negligence. These events may result in damage to or loss of the Company's equipment, personal injury and loss of life, pollution, and loss of revenues due to unavailability of equipment. As a protection against operating hazards, the Company maintains broad insurance coverage, including all-risk physical damage, employer's liability, comprehensive commercial general liability and workers' compensation insurance. The Company's current insurance program includes coverage for well control, cratering, seepage, and pollution coverage for Outer Continental Shelf Lands Act statutory obligations. Each form of coverage provides for a deductible for the account of the Company, as well as a maximum limit of liability. Each casualty is an occurrence, and there may be more than one such occurrence on a well, each of which would be subject to a separate deductible. The Company believes that it is adequately insured for public liability and property damage to others with respect to its operations. However, such insurance may not be sufficient to protect the Company against liability for all consequences of well disasters, extensive fire damage or damage to the environment. The Company also carries insurance to cover physical damage to or loss of its drilling rigs. No assurance can be given that the Company will be able to maintain the type and amount of coverage that it considers adequate. The Company does not maintain business interruption insurance. Thus physical damage to a rig, even if substantially covered by insurance, would result in loss of revenue while the rig is repaired, which loss would not be insured.

EMPLOYEES

     The Company emphasizes employee safety, training and retention. Through its various acquisitions, the Company has retained many experienced personnel. The number of employees varies depending on the level of drilling activity. As of December 31, 1996, the Company employed approximately 2,896 persons, approximately 2,413 of whom were hourly employees. There are no collective bargaining contracts covering the Company's domestic employees in effect. Of the Company's employees, 364 persons are employed in Venezuela, all of whom are covered by the Collective Labor Contract of the Venezuelan Petroleum Industry. The Company believes its relations with its employees are good.

     The recent increase in rig utilization has resulted in increased demand for the personnel necessary to operate the rigs. The Company has experienced delays in placing rigs in service due to the shortage of qualified personnel. The increased demand for labor may in the future result in increases in the compensation the Company is required to pay to attract and retain qualified personnel. In order to expand its pool of qualified personnel, the Company has sometimes placed extra personnel on certain of its rigs in order to have them gain experience. The cost of these extra personnel is borne by the Company, and increases its operating costs.

ITEM 2. PROPERTIES.

RIG FLEET

     The Company's actively marketed drilling rig fleet at March 1, 1997 consisted of 28 barge drilling rigs, ten barge workover rigs, 16 jackup rigs, three submersible rigs, and five drillships. In addition, at such date the Company owned two barge drilling rigs being refurbished for active service, 14 cold-stacked barge drilling rigs, one cold-stacked semisubmersible, one drillship hull, and one inactive oil/bulk/ore carrier.

     There are several factors that determine the type of rig most suitable for a particular job, the most significant of which are the marine environment, water depth and seabed conditions at the proposed drilling location, whether the drilling or workover is being done over a platform or other structure, and the intended well depth. The following sets forth a brief description of the types and capabilities of the rigs operated by the Company.

     Domestic Barge Drilling Rigs. Barge drilling rigs are mobile drilling platforms that are submersible and are built to work in eight to 20 feet of water. They are towed by tugboats to the drill site with the derrick lying down. The lower hull is then submerged by flooding until it rests on the sea floor. The derrick is then raised and drilling operations are conducted with the barge in this position. There are two basic types of barge rigs, "posted" and "conventional." A posted barge is identical to a conventional barge except that the hull and superstructure are separated by 10 to 14 foot columns, which increases the water depth capabilities of the rig.

     The following table provides certain information regarding the Company's domestic barge drilling fleet as of March 1, 1997:

                                                                        MAXIMUM
                                                 HORSEPOWER   YEAR     DRILLING
  RIG       DRILLING EQUIPMENT/MAIN POWER          RATING     BUILT   DEPTH(FEET)     CUSTOMER(1)
  ---       -----------------------------        ----------   -----   -----------   ----------------
   Conventional Barge Rigs for Deep Drilling
  1     Skytop Brewster/Caterpillar...........     2,000       1980     20,000      LLOG
  3     Mid-continent/Caterpillar(2)..........     3,000       1981     25,000      Oryx Energy
  4     Oilwell/Caterpillar...................     3,000       1981     25,000      Cold Stacked
  6     Mid-Continent/Caterpillar.............     3,000       1981     25,000      Cold Stacked
  11    Gardner Denver/Caterpillar............     3,000       1982     30,000      (3)
  15    National/EMD..........................     2,000       1981     25,000      Castex
  21    Oilwell/Caterpillar...................     1,500       1982     15,000      Kelley Operating
  25    Continental Emsco/Caterpillar.........     3,000       1976     25,000      Cold Stacked
  28    Continental Emsco/Caterpillar.........     3,000       1979     30,000      Plains Resources
  29    Continental Emsco/Caterpillar.........     3,000       1980     30,000      Texaco
  30    Continental Emsco/Caterpillar.........     3,000       1981     30,000      Texaco
  31    Continental Emsco/Caterpillar.........     3,000       1981     30,000      Texaco
  32    Continental Emsco/Caterpillar.........     3,000       1982     30,000      Forman
  37    National/EMD..........................     3,000       1965     20,000      Cold Stacked
  38    National/EMD..........................     3,000       1965     20,000      Cold Stacked
  Posted Barge Rigs for Deep Drilling
  2     Skytop Brewster/Caterpillar...........     2,000       1980     20,000      Cold Stacked
  5     National/Caterpillar..................     3,000       1981     25,000      Cold Stacked
  7     Oilwell/Caterpillar...................     2,000       1978     25,000      Flores & Rucks
  8     Oilwell/Caterpillar...................     2,000       1978     25,000      Cold Stacked
  9     Oilwell/Caterpillar...................     2,000       1981     25,000      Denbury
  10    Oilwell/Caterpillar...................     2,000       1981     25,000      Exxon
  16    National/EMD..........................     3,000       1981     30,000      Texaco
  17    National/EMD..........................     3,000       1981     30,000      Shell Western
  27    Continental Emsco/Caterpillar.........     3,000       1978     30,000      (4)
  39    National/EMD..........................     3,000       1970     30,000      Cold Stacked
  41    National/EMD..........................     3,000       1981     30,000      Cold Stacked
  44    Oilwell/Superior......................     3,000       1979     30,000      Cold Stacked
  45    Oilwell/Superior......................     3,000       1979     30,000      Cold Stacked
  46    Oilwell/EMD...........................     3,000       1981     30,000      Cold Stacked
  47    Oilwell/EMD...........................     3,000       1982     30,000      OTV
  48    Gardner Denver/Caterpillar............     3,000       1982     30,000      UPRC
  49    Oilwell/Caterpillar...................     3,000       1980     30,000      UPRC
  52    Oilwell/Caterpillar...................     2,000       1981     25,000      Trans Texas Gas
  54    National/EMD..........................     3,000       1970     30,000      Fina
  55    Ideco/EMD.............................     3,000       1981     30,000      Newfield
  56    National/Caterpillar..................     2,000       1973     25,000      Enserch
  57    National/Caterpillar..................     2,000       1975     25,000      Cold Stacked
  61    Mid-Continent/EMD.....................     3,000       1978     30,000      Texaco
  62    Mid-Continent/EMD.....................     3,000       1978     30,000      Amerada Hess
  63    Mid-Continent/EMD.....................     3,000       1978     30,000      Shell Offshore
  64    Mid-Continent/EMD.....................     3,000       1979     30,000      Phillips

---------------

(1) Rigs listed as cold stacked are not being actively marketed and are in need of refurbishment to be activated.

(2) This rig is leased to the Company.

(3) This is a hull built in 1982 that is being completed as a barge drilling rig.

(4) This rig is being refurbished for active service.

     Lake Maracaibo Barge Rigs. Rigs designed to work in Lake Maracaibo, Venezuela, require modification to work in a floating mode in up to 150 feet of water. The typical domestic barge is modified by widening the hull, installing a mooring system and cantilevering the drill floor. Three of the Company's barge rigs have been so modified and are currently operating in Lake Maracaibo, pursuant to contracts with Maraven. After such modifications, these rigs generally are not suitable for deployment to other locations.

     The following table provides certain information regarding the Company's Lake Maracaibo barge rigs as of March 1, 1997:

               DRILLING                                                MAXIMUM
            EQUIPMENT/MAIN         HORSEPOWER    YEAR      YEAR       DRILLING
  RIG            POWER               RATING      BUILT    REBUILT    DEPTH(FEET)    CUSTOMER
  ---       --------------         ----------    -----    -------    -----------    --------
  40    Oilwell/EMD............      3,000       1980      1994        25,000       Maraven
  42    National/EMD...........      3,000       1982      1994        25,000       Maraven
  43    National/EMD...........      3,000       1982      1994        25,000       Maraven

     Barge Workover Rigs. Barge workover rigs typically differ from barge drilling rigs both in the size of the hull and the capability of the drilling equipment. Because workover operations require less pulling power and mud system capacity, a smaller, lower capacity unit can be used. In addition, workover rigs, which are equipped with specialized pumps and handling tools, do not require heavy duty drill pipe. Operating costs for workover rigs are lower because the rigs require smaller crews, use less fuel and require less repair and maintenance. Workover rigs can also be utilized to drill shallow wells to depths ranging from 5,000 to 12,000 feet depending upon the rig's capabilities.

     The following table provides certain information regarding the Company's workover fleet as of March 1, 1997:

                                           MAST                 MAXIMUM
                                         CAPACITY    YEAR      WORKOVER
  RIG             DRAWWORKS              (POUNDS)    BUILT    DEPTH(FEET)       CUSTOMER
  ---             ---------             ----------   -----    -----------       --------
  SDI   Ideco H-30....................    250,000    1990(1)    15,000      Equinox
  6     Ideco H-35....................    450,000    1978       20,000      Ensearch
  7     Gardner Denver 800............    800,000    1972       25,000      Apache
  14    Skytop Brewster N95(2)........  1,000,000    1978       30,000      Flores & Rucks
  16    Mid-Continent U36A............    550,000    1979       25,000      Stone
  18    Skytop Brewster N75...........    530,000    1980       25,000      Legacy
  19    Skytop Brewster N75...........    750,000    1996(1)    25,000      Undergoing repair
  22    Wilson 75.....................    369,000    1991(1)    20,000      Redfish Bay Dev.
  23    Mid-Continent V-914(3)........  1,000,000    1995(1)    25,000      Grand Operating
  24    National(3)...................    760,000    1978       25,000      Apache

---------------

(1) These rigs were reconstructed on the date indicated using the existing hull.

(2) This rig is a posted barge capable of deep drilling operations, but is currently marketed for workover activity in areas requiring a posted barge.

(3) These rigs are leased to the Company.

     Offshore Bottom-Supported Rigs. The Company operates two types of offshore bottom-supported rigs: jackups and submersibles. Jackup rigs are mobile, self-elevating drilling platforms equipped with legs that can be lowered to the ocean floor until a foundation is established to support the drilling platform. The rig hull includes the drilling rig, jacking system, crew quarters, loading and unloading facilities, storage areas for bulk and liquid materials, helicopter landing deck and other related equipment. The rig legs may operate independently or have a mat attached to the lower portion of the legs in order to provide a more stable foundation in soft bottom areas. All of the Company's jackup rigs are mat-supported rigs. Moving a rig to the drill site involves jacking up its legs until the hull is floating on the surface of the water. The hull is then towed to the drill site by tugboats and the legs are jacked down until contact is made with the seabed. The jacking operation continues until the hull is raised to the desired elevation above sea level and drilling operations are conducted with the hull in its raised position. Certain of the Company's jackup rigs are cantilever design, a feature that permits the drilling platform to be extended out from the hull, allowing it to perform drilling or workover operations over pre-existing platforms or structures. The other jackups are slot type rigs that are configured for the drilling operations to take place through a keyway in the hull. Jackup rigs with the cantilever feature historically have achieved higher day rates and utilization rates.

     A submersible rig is a mobile drilling platform that is towed to the drill site and submerged to drilling position by flooding the lower hull until it rests on the sea floor, with the upper deck above the water surface. After completion of the drilling operation, the rig is refloated by pumping the water out of the lower hull, after which it may be towed to another location. The Company's submersible rigs are cantilever design.

     The following is a summary of the Company's offshore bottom-supported fleet at March 1, 1997:

                                      MAXIMUM   MAXIMUM
                                       WATER    DRILLING
                                       DEPTH     DEPTH     YEAR
    RIG          RIG DESCRIPTION      (FEET)     (FEET)    BUILT        CUSTOMER
    ---          ---------------      -------   --------   -----        --------
Slot type Mat-Supported Jackup Rigs
Falrig 17     Bethlehem JU-250MS        250      25,000    1974    ADTI
Falrig 18     Bethlehem JU-250MS        250      25,000    1978    Zilkha
Falrig 19     Bethlehem JU-250MS        250      25,000    1978    ADTI
Falrig 20     Bethlehem JU-250MS        250      25,000    1982    ADTI
Falrig 82     Baker Marine BMC 200MS    200      25,000    1978    Sonat
Falrig 83     Bethlehem JU-250MS        250      25,000    1978    Global Marine
Falrig 84     Bethlehem JU-250MS        250      25,000    1975    ADTI
Achilles      Baker Marine BMC 250MS    200      25,000    1981    Triton
Sea Hawk      Bethlehem JU-250MS        250      25,000    1976    King Ranch
Taurus        Bethlehem JU-250MS        250      25,000    1976    Undergoing Repair
Cantilevered Mat-Supported Jackup
  Rigs
Phoenix I     Bethlehem JU-200MC        200      25,000    1981    ADTI
Phoenix II    Bethlehem JU-200MC        200      25,000    1982    Houston Exploration
Phoenix III   Bethlehem JU-200MC        200      25,000    1981    ADTI
Phoenix IV    Bethlehem JU-200MC        200      25,000    1981    Petsec
Falrig 85     Bethlehem JU-200MC        200      25,000    1979    Unocal
Falrig 86     Bethlehem JU-200MC        200      25,000    1980    ADTI
Cantilevered Submersible Rigs
Rig 203       Pace 85G                   85      30,000    1983    BP Venezuela
Falrig 77     Donhaiser Marine DMI85     85      30,000    1983    Undergoing Repair
Falrig 78     Donhaiser Marine DMI85     85      30,000    1983    ADTI

     Except for Rig 203, which was operating in Venezuela, and FALRIG 83, which was operating offshore West Africa, all of the above rigs were located in the U.S. Gulf of Mexico at March 1, 1997.

     The Company's offshore bottom-supported rigs, like most of the rigs with which they compete, were constructed during the last drilling boom, which ended about 1982. The average age of the Company's offshore bottom-supported fleet is approximately 17.5 years. With increasing age, the likelihood that a rig will require major repairs in order to remain operational increases. The Company expects that repair and maintenance of its offshore bottom-supported rigs will require increasing amounts of capital, and will result in such rigs being unavailable for service from time to time. During any such period of repair to a rig, the Company will not earn revenues from such rig, but will continue to incur a substantial portion of the costs that would be incurred while the rig is operating.

     Drillships. A drillship is a self-propelled ship specifically outfitted for drilling operations. Many of the drillships built after 1975 featured a dynamic positioning system which allows the ship to position itself over the well site through the use of thrusters controlled by a satellite navigation system. The prior generation of drillships, often called "conventionally moored" drillships, are anchored over the well site and thus are generally more limited in terms of water depth than dynamically positioned drillships. Drillships typically are able to carry more supplies on board than semisubmersible rigs, which frequently makes them better suited for drilling in locations where resupply is difficult. However, drillships are limited to areas of calmer water conditions than those in which semisubmersibles can operate, and thus cannot compete with semisubmersibles in areas with harsh environments, such as the North Sea.

     The Company currently operates five drillships, four of which it owns and one of which (Falcon Ice) it leases (with an option to purchase). A summary of the Company's drillship fleet at March 1, 1997, is as follows:

          Peregrine I is a dynamically positioned drillship contracted to Petrobras for five years, for work offshore Brazil. The Peregrine I was purchased by the Company in September 1995, and was extensively refurbished and upgraded. The refurbishment and upgrade costs of the Peregrine I far exceeded the Company's original estimates, and completion thereof was substantially delayed. The vessel was mobilized to Brazil in the fourth quarter of 1996, but as of March 1997, the Company continued to experience difficulties in getting the vessel fully operational. The dayrate at March 1, 1997 was approximately $50,800 per day. The vessel is designed to drill in water depths up to 7,000 feet.

          Peregrine II is a dynamically positioned drillship purchased by the Company in February 1996. It is contracted to Petrobras through August 1998, for work offshore Brazil, at a day rate of $44,900 per day. During the period in 1996 that the vessel was owned by the Company, it had a 91% utilization rate. The vessel is capable of drilling in water depths up to 3,300 feet.

          Peregrine III is a dynamically positioned drillship purchased by the Company in May 1996. It contracted to affiliates of Shell and Exxon for a series of wells offshore West Africa. The Company estimates that these wells will occupy the vessel through June 1999. At March 1, 1997, the vessel was in Cape Town undergoing an upgrade and is expected to return to service by May 1, 1997. The vessel will operate under its current contracts at dayrates ranging from approximately $62,000 to $68,000. During the period in 1996 that the vessel was owned by the Company, it had a 94% utilization rate. The vessel is capable of drilling in water depths up to 4,200 feet.

          Falcon Duchess is a conventionally moored drillship purchased by the Company in December 1996. Following the purchase, the Company undertook refurbishment of the vessel, and it was not placed in service until 1997. At March 1, 1997, it was working offshore India for Vaalco Energy at a dayrate of $52,500. The vessel is capable of drilling in water depths up to 1,500 feet.

          Falcon Ice is a conventionally moored drillship. The Company leased this drillship for a three-year term commencing in December 1996, and has an option to purchase it at any time during the lease term. At the time the vessel was leased by the Company, it was working offshore Indonesia under contract with an affiliate of Arco, at a dayrate of $50,000. At March 1, 1997, it continued to work under this contract. The vessel is capable of drilling in water depths up to 1,500 feet.

INLAND MARINE VESSELS

     In connection with barge drilling and workover operations, it is necessary to utilize other types of vessels:

     - Utility barges are barges generally 100 to 120 feet in length, which are positioned alongside the barge rig and are used (i) to store materials or
      (ii) as a container in which to dump cuttings from the well bore, which cuttings then are transported elsewhere for disposal.

     - Service tugs are ships approximately 50 to 60 feet in length, having 400 to 900 horsepower, which are used to move and position utility barges and transport materials and personnel to and from the barge rig.

     - Rig moving tugs are ships approximately 60 to 70 feet in length, having 900 horsepower or greater, which are used to move barge rigs to and from the drilling location. They can also be used to move and position utility barges and move materials and personnel to and from the barge rig.

     A rig moving tug is typically used to move barge rigs and utility barges to and from location, and is normally contracted by the hour. It may sometimes be used in a service tug capacity if water conditions require a more powerful vessel or if no smaller vessels are available, in which event it is normally contracted on a dayrate basis. Once a barge rig is on location, the movement of utility barges, supplies and personnel can normally be more economically handled with service tugs, which are on contract throughout the operation, usually on a dayrate basis. During drilling operations, anywhere from two to six utility barges may be in use throughout the operation, as well as one to three service tugs.

     In a barge rig operation, the Company's customer may contract directly for the utility barges and tugs, or may ask the Company to provide them. In the first two months of 1997, the Company acquired, in three transactions, 35 tugs and 29 utility barges. Although the Company expects that these assets will be used primarily in conjunction with the Company's barge rig business, they will also be used in other applications.

FACILITIES

     The Company's headquarters occupy approximately 19,700 square feet of office space in Houston, Texas, under a lease that expires in 2004. The Company's barge drilling operations are located in Houma, Louisiana, and the barge workover operations are located in Belle Chasse, Louisiana. The land at Houma is leased under an agreement expiring in 2015 and the improvements are owned by the Company. The lease for the Belle Chasse facility expires in 1997. At Houma and Belle Chasse, in addition to office space, the Company maintains a facility, including a slip, for the repair of barge rigs and drilling equipment and a warehouse for storage of drilling supplies and equipment. The Company's Gulf of Mexico offshore operations are located in Broussard, Louisiana, where the Company maintains an office and a facility to repair drilling equipment and store drilling supplies and equipment. The lease on this facility expires in 1999 but is subject to renewal for an additional five-year term at the Company's option. In connection with its Venezuelan operations, the Company leases office and warehouse space in Ojeda on Lake Maracaibo in Venezuela and has an office in Maturin in the Orinoco Delta region of Venezuela. The Company owns an office and warehouse facility in Macae, Brazil, that is used to support the Company' drillship operations offshore Brazil. The Company leases office space in Singapore from which it will support the operations of the Falcon Ice and Falcon Duchess while such rigs work in southeast Asia. The Company leases a facility at Morgan City, Louisiana and owns a facility in LaFourche Parish, Louisiana, both of which are used in connection with its inland marine vessel operations.

ITEM 3. LEGAL PROCEEDINGS.

     Various claims have been filed against the Company in the ordinary course of business. These are primarily claims alleging personal injuries, which claims the Company believes are covered by its insurance, subject to a deductible for each claim, which is borne by the Company. In addition to such claims, the Company is party to suits alleging patent infringement and breach of contract, which are not covered by insurance. In the opinion of management, no pending claims, actions or proceedings against the Company are expected to have a material adverse effect on its consolidated financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company has not paid dividends and does not anticipate paying dividends on the Common Stock in the foreseeable future. The Company expects that it will retain all earnings for the development and growth of its business. Any future determination as to the payment of dividends will be made in the discretion of the Board of Directors of the Company and will depend upon the Company's operating results, financial condition, capital requirements, general business conditions and such other factors that the Board of Directors deems relevant. The payment of cash dividends is restricted by the terms of the Company's bank loan facilities and the debt instruments pursuant to which the Company's senior notes and subordinated notes were issued.

     The Company's Common Stock was traded on the NASDAQ National Market System under the symbol "FLCN" from the Company's initial public offering in August 1995 until December 3, 1996. Since December 3, 1996, the Company's Common Stock has been traded on the New York Stock Exchange under the symbol "FLC". The following table sets forth for the periods indicated the high and low closing sale prices for the Common Stock.

                                                              HIGH    LOW
                                                              ----    ---
Year ending December 31, 1995
  Third Quarter.............................................  $13 1/2 $ 91/4
  Fourth Quarter............................................   15 1/4   97/8
Year ending December 31, 1996
  First Quarter.............................................   25 5/8  12
  Second Quarter............................................   28 1/2  221/4
  Third Quarter.............................................   27 7/8  20
  Fourth Quarter............................................   43 1/4  253/4

     As of March 21, 1997, there were 89 record holders of the Company's Common Stock as reflected by the records of the Company's stock transfer agent. The last sale price of the Common Stock as reported by the New York Stock Exchange on March 21, 1997, was $35 5/8.

ITEM 6. SELECTED FINANCIAL DATA.

     The following table sets forth certain historical financial data relating to the Company. The information set forth below is not necessarily indicative of the results of future operations and should be read in conjunction with "Item
7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and the notes thereto included in Item 8 of this Report.

                                                         YEAR ENDED DECEMBER 31,
                                           ---------------------------------------------------
                                            1992       1993       1994       1995       1996
                                           -------   --------   --------   --------   --------
                                                             (IN THOUSANDS)
INCOME STATEMENT DATA:
  Revenues(1)............................  $ 9,673   $ 61,840   $138,503   $177,505   $319,341
  Operating costs........................    9,674     46,126     95,256    120,992    198,755
  General and administrative
     expenses(2).........................    1,625      5,520     11,887     13,871     18,176
  Depreciation...........................    1,696      2,990      9,445     16,527     28,875
                                           -------   --------   --------   --------   --------
     Operating income (loss).............   (3,322)     7,204     21,915     26,115     73,535
  Interest expense.......................    1,880      2,743     12,046     18,021     23,894
  Amortization of deferred costs.........      158        538        690      2,140      2,902
  Foreign currency translation gain......       --         --         --     (1,023)        --
  Other (income) expense, net............       --       (927)    (1,969)    (2,850)    (4,815)
                                           -------   --------   --------   --------   --------
     Income (loss) before taxes..........   (5,360)     4,850     11,148      9,827     51,554
  Provision for income taxes.............       --        952      3,232      3,481     19,075
                                           -------   --------   --------   --------   --------
     Net income (loss) before minority
       interest..........................   (5,360)     3,898      7,916      6,346     32,479
                                           -------   --------   --------   --------   --------
  Minority interest......................       --         --      3,486      1,291         --
                                           -------   --------   --------   --------   --------
  Net income (loss)......................  $(5,360)  $  3,898   $  4,430   $  5,055   $ 32,479
                                           -------   --------   --------   --------   --------
  Preferred stock dividends and
     accretion...........................       --        743        565        374         --
                                           -------   --------   --------   --------   --------
  Net income (loss) applicable to common
     shares..............................  $(5,360)  $  3,155   $  3,865   $  4,681   $ 32,479
                                           =======   ========   ========   ========   ========
  Net income (loss) per common share.....  $ (0.46)  $   0.14   $   0.14   $   0.16   $   0.90
                                           =======   ========   ========   ========   ========
  Shares used to compute net income
     (loss) per common share.............   11,695     21,899     26,880     29,543     36,238
                                           =======   ========   ========   ========   ========
BALANCE SHEET DATA:
  Cash and cash equivalents..............  $   572   $  6,708   $  4,868   $  9,016   $ 85,050
  Rigs and equipment, net................   36,124     72,655    170,823    265,608    467,962
  Total assets...........................   42,515    109,994    224,146    341,023    652,042
  Long-term debt and other obligations...   35,536     39,006    141,379    179,362    292,305
  Total debt.............................   36,060     42,030    158,400    183,361    295,051
  Redeemable preferred stock.............       --      7,432      4,145         --         --
  Total stockholders' equity.............      974     31,011     34,087    115,516    273,748

---------------

(1) The historical revenues include management fee income of $170,000, $2,987,000 and $92,000 for the years ended December 31, 1992, 1993 and 1994, respectively, from rigs owned by affiliates.

(2) Included in general and administrative expenses is a nonrecurring executive bonus of $2.0 million which was granted by the Company's board of directors to the chief executive officer in September 1994.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

     The Company's financial condition and historical results of operations have been significantly affected by a series of acquisitions that have resulted in the Company's current fleet. Changes in the number of actively marketed rigs and their geographic locations significantly affect the Company's capital expenditure requirements, working capital requirements and results of operations. During 1996, the Company significantly expanded its fleet and commenced operations in Brazil, West Africa, and Southeast Asia.

     Revenues. The Company's revenues are determined primarily by (a) the number of rigs it has available for service and (b) demand for contract drilling and workover services, which affects the utilization rates and dayrates of the Company's active rigs.

     Operating Costs. Operating costs include all direct costs and expenditures associated with operating active rigs and stacking inactive rigs. These costs and expenditures vary based on rig utilization and the number of rigs actively marketed by the Company. These costs and expenditures include rig labor costs, repair, maintenance and supply expenditures, insurance costs, mobilization costs and other costs related to operations.

     Operating Income. Changes in the Company's operating income tends to be more directly affected by revenue factors than expense factors, for several reasons. First, changes in dayrates directly impact revenues but do not affect operating expenses. Second, changes in utilization rates have an immediate impact on revenues, but in the short term do not materially impact operating expenses, since it is not the Company's current policy to lay off employees during short-term declines in rig utilization. Over a longer period, significant changes in rig utilization can change the level of operating expenses from period to period as the Company may adjust the level of its actively marketed rig fleet and labor force to match more closely the anticipated level of demand. Third, general and administrative expenses, which generally include the costs of the company's shore-based support functions, do not vary significantly from period to period unless the Company materially expands its asset base, nor do they vary over short periods of time with changes in rig utilization. Depreciation, which is determined by the level of the Company's capital expenditures and depreciation practices, is another major determinant of operating income. It is not affected by changes in dayrates or utilization rates.

CHANGES IN FINANCIAL CONDITION

     Rig acquisitions, financings completed, upgrade and refurbishment of rigs, and cash flow generated from operations were responsible for the significant changes in the company's financial position between December 31, 1995, and December 31, 1996. The following are the most significant of such activities:

          (1) The purchase of three drillships, the significant upgrade of a fourth drillship, and the acquisition of spares for drillships, for an aggregate of approximately $148 million.

          (2) The purchase of one jackup drilling rig, one barge drilling rig and one submersible drilling rig, for an aggregate of approximately $28.2 million.

          (3) The upgrade or refurbishment of eight barge drilling and workover rigs for approximately $11 million.

          (4) The charter to the Company of one drillship, one jackup drilling rig, one barge drilling rig, and two barge workover rigs.

          (5) The placement of $120 million of senior unsecured notes in March 1996.

          (6) The issuance and sale of 3,212,500 shares of Common Stock in December 1996.

RESULTS OF OPERATIONS

     In general, during 1996, operating results in the domestic barge drilling and domestic offshore markets exceeded the Company's expectations, operating results in the international shallow-water market were in line with expectations, and operating results in the domestic barge workover and deepwater markets were below expectations. The better than expected results in the domestic drilling barge and domestic offshore fleets were primarily the result of higher utilization and dayrates for such rigs, reflecting the increased drilling demand in the U.S. Gulf of Mexico market. The international shallow-water fleet, with the majority of its rigs under long-term contracts, was not subject to material fluctuation in dayrates and utilization rates, and with no unanticipated operating problems, achieved results in line with expectations. Although the domestic barge workover fleet achieved increased revenues as a result of additional equipment being placed in service and higher utilization rates, its overall results were below expectations, due primarily to the inability to achieve higher dayrates and to keep costs within expectations. The disappointing results of the deepwater fleet were attributable primarily to the failure to have the Peregrine I fully operational when anticipated, and higher than expected operating costs in connection with the operation of the Peregrine II and Peregrine III.

     Comparative data relating to the Company's revenues and operating expenses by major areas of operations are listed below. The results of operations of Rig 203 and Falrig 83 are included under international shallow water drilling.

                                                      1994              1995              1996
                                                 ---------------   ---------------   ---------------
                                                 ($000)      %     ($000)      %     ($000)      %
                                                 -------   -----   -------   -----   -------   -----
Revenues:
  Domestic barge drilling......................   58,922    42.5    75,145    42.3   114,068    35.7
  Domestic barge workover......................    9,020     6.5    14,350     8.1    20,231     6.4
  Domestic offshore drilling...................   63,430    45.8    56,687    31.9   114,115    35.7
  International shallow-water drilling.........    7,131     5.2    31,323    17.7    37,958    11.9
  Deepwater operations.........................       --      --        --      --    32,969    10.3
                                                 -------   -----   -------   -----   -------   -----
                                                 138,503   100.0   177,505   100.0   319,341   100.0
                                                 =======   =====   =======   =====   =======   =====
Operating costs:
  Domestic barge drilling......................   42,585    44.7    50,672    41.9    72,230    36.3
  Domestic barge workover......................    4,934     5.2     8,497     7.0    16,356     8.2
  Domestic offshore drilling...................   42,536    44.6    46,102    38.1    68,072    34.3
  International shallow-water drilling.........    5,201     5.5    15,721    13.0    20,230    10.2
  Deepwater operations.........................       --      --        --      --    21,867    11.0
                                                 -------   -----   -------   -----   -------   -----
                                                  95,256   100.0   120,992   100.0   198,755   100.0
                                                 =======   =====   =======   =====   =======   =====
Rig operating income:
  Domestic barge drilling......................   16,337    37.8    24,473    43.3    41,838    34.7
  Domestic barge workover......................    4,086     9.4     5,853    10.4     3,875     3.2
  Domestic offshore drilling...................   20,894    48.3    10,585    18.7    46,043    38.2
  International shallow-water drilling.........    1,930     4.5    15,602    27.6    17,728    14.7
  Deepwater operations.........................       --      --        --      --    11,102     9.2
                                                 -------   -----   -------   -----   -------   -----
                                                  43,247   100.0    56,513   100.0   120,586   100.0
                                                 =======   =====   =======   =====   =======   =====
  General and administrative expenses..........   11,887            13,871            18,176
  Depreciation expense.........................    9,445            16,527            28,875
                                                 -------           -------           -------
  Operating income.............................   21,915            26,115            73,535
                                                 =======           =======           =======

     Revenues. Revenues were $138.5 million, $177.5 million and $319.3 million for 1994, 1995, and 1996, respectively. The increases in revenues were primarily due to the acquisition and placing in service of additional drilling equipment, and, during 1996, increases in utilization rates and dayrates in the domestic market.

     Operating Costs. Operating costs were $95.3 million, $121.0 million and $198.8 million for 1994, 1995, and 1996, respectively. The increases in operating costs were primarily the result of the expansion of the Company's operations.

     Operating Income. Operating income was $21.9 million, $26.1 million and $73.5 million for 1994, 1995 and 1996, respectively. The increases in operating income were primarily attributable to the increases in revenues, partially offset by the increases in operating costs, general and administrative expenses and depreciation expense. The increase in general and administrative expenses for each such year was primarily due to the increasing number of shore-based personnel required to support the Company's growing rig fleet. Depreciation expense increased each year as a result of the Company's expanded rig fleet.

     Interest Expense. Interest expense was $12.0 million in 1994, $18.0 million in 1995, and $23.9 million in 1996. The increasing interest expense primarily reflects (i) the issuance by the Company of $50 million in subordinated notes in 1995, and (ii) increased borrowings during 1995 under the Company's revolving credit facility, and (iii) the issuance by the Company of $120 million in senior notes in 1996. Interest expense excludes interest capitalized in connection with rig betterments of $0.6 million, $0.4 million, and $4.9 million in 1994, 1995 and 1996 respectively. The significant increase in capitalized interest in 1996 was attributable to the refurbishment and upgrade of the Peregrine I.

     Amortization of Deferred Costs. Amortization of deferred costs was $700,000, $2.1 million and $2.9 million for the years ended December 31, 1994, 1995, and 1996, respectively. The increases were due primarily to increases in deferred financing costs associated with the Company's debt financings during the periods.

     Foreign Currency Translation Gain. In December 1995, the Venezuelan government devalued its currency (the Bolivar). At the time of the devaluation, the obligation of the Company payable in Bolivars exceeded the receivables of the Company that were payable in Bolivars, and accordingly, the Company recognized a translation gain of $1.0 million during the fourth quarter of 1995, which has been included in other income. There were no foreign currency translation gains or losses in 1994 or 1996.

     Other Income and Expense. Other income was $2.0 million during 1994, $2.9 million in 1995 and $4.8 million in 1996. Substantially all of the other income for all three years ended December 31, 1994, 1995 and 1996, was from gains on the sale of surplus assets and interest income.

     Net Income. Net income applicable to common shares was $3.9 million in 1994, $4.7 million in 1995 and $32.5 million in 1996. The increase in 1995 as compared to 1994 was primarily as a result of improved operating results in the Company's domestic barge and international shallow water drilling operations, which more than offset a decline in the results for the Company's domestic offshore rig fleet and increases in depreciation expense, interest expense, and general and administrative expenses. The increase in 1996 as compared to 1995 was primarily the result of higher utilization rates and dayrates in the domestic markets.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities was $18.6 million, $23.6 million and $65.1 million for 1994, 1995 and 1996, respectively. The increases during each year were the result of improved operating results, partially offset by an increase in the receivables component of working capital. Operating results improved primarily as a result of a significant expansion of the Company's operations.

     Net cash used in investing activities was $101.2 million for 1994, $113.9 million for 1995, and $207.4 million for 1996. The increase of $93.5 million from 1995 to 1996 was primarily due to expenditures related to the expansion of the Company's rig fleet, including approximately $148 million expended in connection with the acquisition, upgrade and purchase of fleet spares related to the Company's dynamically positioned deep water drillships. In addition, during 1996, the Company also expended approximately $28.2 million in connection with the acquisition of three other drilling rigs (one barge rig, one submersible rig and one jackup rig) and approximately $26.1 million of the purchase of drillpipe, rig reactivations, and rig upgrades. The cost of the upgrade of the Peregrine I substantially exceeded the Company's original estimates and completion was approximately nine months behind schedule, due in part to delays in equipment deliveries and technical problems with certain of the equipment delivered.

     Net cash provided by financing activities was $80.7 million for 1994, $94.7 million for 1995 and $218.4 million for 1996. The $123.7 million increase from 1995 to 1996 was primarily due (i) to the issuance by the

Company of $120 million of senior notes in March 1996, and (ii) the sale of 3,212,500 shares of common stock in December 1996, which yielded net proceeds of $108.5 million. During 1995, the Company issued $50.0 million of subordinated notes and sold 7,425,000 shares of stock yielding net proceeds of $65.3 million. The Company's principal financing activity in 1994 was the issuance of $110 million of senior notes.

     In November 1996, the Company restructured and increased its bank credit facilities, which now consist of (i) a $25 million revolving loan facility secured by accounts receivable, maturing in November 1999, and (ii) a $40 million revolving loan facility secured by certain drilling rigs and receivables, maturing in November 1998.

     As of December 31, 1996, the Company had cash of approximately $85 million and credit availability under its line of credit of $65 million. The Company believes that its available funds, together with cash generated from operations, will be sufficient to fund its capital expenditure program, working capital and debt service requirements. Future commitments for capital expenditures will depend upon market conditions and opportunities, as well as the availability of adequate financing.

     The improvement in the offshore Gulf of Mexico market during 1996 has allowed the Company to place some of its domestic offshore rigs under term contracts of up to one year in duration. However, the Company's domestic based rigs are historically contracted on a well-to-well basis or on short-term contracts which typically expire within six months. A decline in demand for oil and gas drilling could therefore adversely impact the Company's cash flow from operations. Should these circumstances occur and persist for a material length of time, there could be no assurance that the Company's cash flow from operations would remain adequate to meet its requirements and the Company would likely scale back the scope of its operations and dispose of assets.

NEW ACCOUNTING STANDARDS

     In March 1995, the Financial Accounting Standards Board (the FASB) issued Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. Implementation of this statement in 1996 did not have an effect on the Company's financial position or results of operations.

     The FASB also issued SFAS No. 123, "Accounting for Stock Based Compensation", effective for fiscal years beginning after December 15, 1995. This statement allows companies to choose to adopt the statement's new rules for accounting for employee stock-based compensation plans. For those companies who choose not to adopt the new rules, the statement requires disclosures as to what net income and net income per share would be if the new rules were adopted. Management has adopted the disclosure requirements in 1996.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                         INDEX TO FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
CONSOLIDATED FINANCIAL STATEMENTS OF FALCON DRILLING
  COMPANY, INC.
  Report of Independent Public Accountants..................    21
  Consolidated Balance Sheets as of December 31, 1995 and
     1996...................................................    22
  Consolidated Statements of Operations for the Years Ended
     December 31, 1994, 1995 and 1996.......................    23
  Consolidated Statements of Cash Flows for the Years Ended
     December 31, 1994, 1995 and 1996.......................    24
  Consolidated Statements of Stockholders' Equity for the
     Years Ended December 31, 1994, 1995 and 1996...........    26
  Notes to Consolidated Financial Statements................    27

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Falcon Drilling Company, Inc.:

     We have audited the accompanying consolidated balance sheets of Falcon Drilling Company, Inc. (a Delaware corporation) (Falcon) and subsidiaries as of December 31, 1995 and 1996 and the related consolidated statements of operations, cash flows and stockholders' equity for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of Falcon's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Falcon Drilling Company, Inc. and subsidiaries as of December 31, 1995 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

ARTHUR ANDERSEN LLP

Houston, Texas
February 13, 1997

                 FALCON DRILLING COMPANY, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 1995 AND 1996

                                     ASSETS

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                1995          1996
                                                              --------      --------
                                                              (IN THOUSANDS, EXCEPT
                                                                   SHARE DATA)
CURRENT ASSETS:
  Cash and cash equivalents.................................  $  9,016      $ 85,050
  Accounts receivable, net of allowance for doubtful
     accounts of $375 and $1,471 at December 31, 1995 and
     1996, respectively.....................................    38,000        71,591
  Other current assets......................................     4,888         9,933
                                                              --------      --------
          Total current assets..............................    51,904       166,574
EQUIPMENT AND PROPERTY:
  Drilling rigs and equipment...............................   295,004       520,025
  Vessels and other equipment...............................     3,903         6,803
                                                              --------      --------
                                                               298,907       526,828
  Less -- Accumulated depreciation..........................   (33,299)      (58,866)
                                                              --------      --------
                                                               265,608       467,962
OTHER ASSETS, net...........................................    23,511        17,506
                                                              --------      --------
          Total assets......................................  $341,023      $652,042
                                                              ========      ========

                        LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable and accrued liabilities..................  $ 31,326      $ 53,903
  Income tax payable........................................       141           413
  Debt due within one year..................................     3,999         2,746
                                                              --------      --------
          Total current liabilities.........................    35,466        57,062
LONG-TERM DEBT, less current portion........................   179,362       292,305
DEFERRED INCOME TAXES.......................................    10,679        28,927
COMMITMENTS AND CONTINGENCIES...............................        --            --
STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value, 100,000,000 shares
     authorized, 35,244,384 and 39,285,473 shares issued and
     outstanding at December 31, 1995 and 1996,
     respectively...........................................       352           393
  Preferred stock, no par value, 526,489 shares of all
     Series authorized, none issued and outstanding at
     December 31, 1995 and 1996.............................        --            --
  Additional paid-in capital................................   112,853       238,565
  Accumulated earnings......................................     2,311        34,790
                                                              --------      --------
          Total stockholders' equity........................   115,516       273,748
                                                              --------      --------
          Total liabilities and stockholders' equity........  $341,023      $652,042
                                                              ========      ========

  The accompanying notes are an integral part of these consolidated financial statements.

                 FALCON DRILLING COMPANY, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1994       1995       1996
                                                              --------   --------   --------
                                                                      (IN THOUSANDS,
                                                                EXCEPT PER SHARE AMOUNTS)
OPERATING REVENUES..........................................  $138,503   $177,505   $319,341
COSTS AND EXPENSES:
  Operating costs...........................................    95,256    120,992    198,755
  General and administrative expenses.......................    11,887     13,871     18,176
  Depreciation..............................................     9,445     16,527     28,875
                                                              --------   --------   --------
OPERATING INCOME............................................    21,915     26,115     73,535
OTHER (INCOME) EXPENSE:
  Interest expense..........................................    12,046     18,021     23,894
  Amortization of deferred costs............................       690      2,140      2,902
  Foreign currency translation gain.........................        --     (1,023)        --
  Other income, net.........................................    (1,969)    (2,850)    (4,815)
                                                              --------   --------   --------
INCOME BEFORE INCOME TAXES AND MINORITY INTEREST............    11,148      9,827     51,554
INCOME TAX PROVISION........................................     3,232      3,481     19,075
                                                              --------   --------   --------
INCOME BEFORE MINORITY INTEREST.............................     7,916      6,346     32,479
MINORITY INTEREST...........................................     3,486      1,291         --
                                                              --------   --------   --------
NET INCOME..................................................     4,430      5,055     32,479
PREFERRED STOCK DIVIDENDS AND ACCRETION.....................       565        374         --
                                                              --------   --------   --------
NET INCOME APPLICABLE TO COMMON SHARES......................  $  3,865   $  4,681   $ 32,479
                                                              ========   ========   ========
NET INCOME PER COMMON SHARE.................................  $   0.14   $   0.16   $   0.90
                                                              ========   ========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                 FALCON DRILLING COMPANY, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996

                                                                  YEAR ENDED DECEMBER 31,
                                                              --------------------------------
                                                                1994        1995        1996
                                                              --------    --------    --------
                                                                       (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income................................................  $  4,430    $  5,055    $ 32,479
  Adjustments to reconcile net income to net cash provided
     by operating activities --
     Depreciation and amortization..........................    10,135      18,667      31,777
     Realized gain on sale of assets........................    (1,337)       (962)     (2,290)
     Minority interest in earnings of subsidiary............     3,486       1,291          --
     Provision for deferred income taxes....................     1,643       3,481      18,248
     Foreign currency translation gain......................        --      (1,023)         --
     Changes in assets and liabilities --
       Accounts receivable, trade, net......................    (8,446)     (6,251)    (33,591)
       Other assets, less deposits for rigs and equipment...    (5,026)       (283)     (4,420)
       Accounts payable and accrued liabilities.............    13,746       3,582      22,849
                                                              --------    --------    --------
          Net cash provided by operating activities.........    18,631      23,557      65,052
                                                              --------    --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of equipment and property.......................   (50,348)   (104,138)   (217,145)
  (Deposits) refunds of deposits for drillpipe, rigs and
     equipment, net.........................................        --     (11,155)      6,505
  Proceeds from sale of equipment and property..............     2,550       3,201       3,208
  Distribution for minority owner's interest in Blake
     Workover...............................................        --      (1,804)         --
  Purchase of FALRIG Offshore Inc., net of cash acquired....   (25,389)         --          --
  Purchase of FALRIG Offshore (USA), L.P., net of cash
     acquired...............................................   (28,015)         --          --
                                                              --------    --------    --------
          Net cash used in investing activities.............  (101,202)   (113,896)   (207,432)
                                                              --------    --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of debt..........................................   120,000      50,000     120,000
  Payments of outstanding debt..............................   (35,288)    (19,071)     (3,310)
  Borrowings pursuant to revolving credit facility..........     5,000      28,000      67,000
  Payments of amounts borrowed pursuant to revolving credit
     facility...............................................        --     (28,000)    (72,000)
  Issuance of common stock, net.............................        --      70,423     110,753
  Debt issuance costs.......................................    (5,130)     (2,125)     (4,029)
  Redemption of preferred stock.............................    (3,500)     (3,500)         --
  Dividends on preferred stock..............................      (351)     (1,019)         --
                                                              --------    --------    --------
          Net cash provided by financing activities.........    80,731      94,708     218,414
                                                              --------    --------    --------
EFFECT OF EXCHANGE RATES ON CASH............................        --        (221)         --
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........    (1,840)      4,148      76,034
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD............     6,708       4,868       9,016
                                                              --------    --------    --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..................  $  4,868    $  9,016    $ 85,050
                                                              ========    ========    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                 FALCON DRILLING COMPANY, INC. AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996

                                                                  YEAR ENDED DECEMBER 31,
                                                              --------------------------------
                                                                1994        1995        1996
                                                              --------    --------    --------
                                                                       (IN THOUSANDS)
SUPPLEMENTAL CASH FLOW DISCLOSURES:
  Interest paid.............................................  $  6,925    $ 17,488    $ 25,803
  Income taxes paid.........................................     2,125          --       1,139
  Purchase of FALRIG Offshore, Inc., net of cash acquired --
     Equipment and property.................................   (36,005)         --          --
     Accounts receivable, net...............................    (3,850)         --          --
     Other current assets...................................       (85)         --          --
     Accounts payable and accrued liabilities...............     1,247          --          --
     Income taxes payable...................................     1,584          --          --
     Deferred income taxes..................................    11,720          --          --
                                                              --------    --------    --------
          Net cash used for acquisition.....................   (25,389)         --          --
Noncash investing and financing activities --
  Issuance of common stock for purchase of rigs and
     equipment..............................................        --          --      15,000
  Issuance of common stock for purchase of 50% of Blake
     Workover and one barge rig.............................        --       6,325          --
  Debt issuance for rig acquisition.........................    11,700          --          --
  Issuance of common stock for debt cancellation............       605          --          --
  Warrants exercised for shares of common stock and debt
     cancellation...........................................         4          --          --

  The accompanying notes are an integral part of these consolidated financial statements.

                 FALCON DRILLING COMPANY, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996

                                                                SERIES A
                                                               CONVERTIBLE
                                         COMMON STOCK        PREFERRED STOCK    ADDITIONAL   ACCUMULATED
                                      -------------------   -----------------    PAID-IN      EARNINGS
                                        SHARES     AMOUNT   SHARES    AMOUNT     CAPITAL      (DEFICIT)
                                      ----------   ------   -------   -------   ----------   -----------
                                                     (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
BALANCE, December 31, 1993..........  15,545,100    $155     25,989   $14,328    $ 21,365      $(4,837)
NET INCOME..........................          --      --         --        --          --        4,430
ISSUANCE OF COMMON STOCK FOR
  CONVERSION OF SUBORDINATED DEBT...     212,700       2         --        --         603           --
WARRANTS EXERCISED FOR SHARES OF
  COMMON STOCK......................     164,700       2         --        --           2           --
EXCESS OF COST OF ASSETS ACQUIRED
  FROM STOCKHOLDERS IN EXCESS OF
  STOCKHOLDER'S HISTORICAL NET BOOK
  VALUE.............................          --      --         --        --          --       (1,398)
DIVIDENDS AND ACCRETION OF
  REDEEMABLE PREFERRED STOCK........          --      --         --        --          --         (565)
                                      ----------    ----    -------   -------    --------      -------
BALANCE, December 31, 1994..........  15,922,500     159     25,989    14,328      21,970       (2,370)
NET INCOME..........................          --      --         --        --          --        5,055
CONVERSION OF SERIES A CONVERTIBLE
  PREFERRED STOCK...................   7,796,700      78    (25,989)  (14,328)     14,250           --
ISSUANCE OF COMMON STOCK............   7,425,000      75         --        --      65,225           --
ISSUANCE OF COMMON STOCK FOR
  PURCHASE OF BUSINESS AND ASSETS...     702,778       7         --        --       6,318           --
ISSUANCE OF COMMON STOCK FOR
  EXERCISE OF WARRANTS AND
  OPTIONS...........................   3,397,406      33         --        --       5,090           --
DIVIDENDS AND ACCRETION OF PREFERRED
  STOCK.............................          --      --         --        --          --         (374)
                                      ----------    ----    -------   -------    --------      -------
BALANCE, December 31, 1995..........  35,244,384     352         --        --     112,853        2,311
ISSUANCE OF COMMON STOCK............   3,212,500      32         --        --     108,424           --
ISSUANCE OF COMMON STOCK FOR
  PURCHASE OF ASSETS................     392,157       4         --        --      14,996           --
NET INCOME..........................          --      --         --        --          --       32,479
ISSUANCE OF COMMON STOCK FOR
  EXERCISE OF WARRANTS AND
  OPTIONS...........................     436,432       5         --        --       2,292           --
                                      ----------    ----    -------   -------    --------      -------
BALANCE, December 31, 1996..........  39,285,473    $393         --   $    --    $238,565      $34,790
                                      ==========    ====    =======   =======    ========      =======

  The accompanying notes are an integral part of these consolidated financial statements.

                 FALCON DRILLING COMPANY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1996

1. BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES:

  Business

     Falcon Drilling Company, Inc., a Delaware corporation, and its subsidiaries (collectively Falcon or the Company) are primarily engaged in domestic and international oil and gas contract drilling and workover operations for oil and gas companies and turnkey operators. The accompanying consolidated financial statements include the accounts of Falcon Drilling Company, Inc., its wholly-owned subsidiaries and its controlled subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

  Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Cash and Cash Equivalents

     For purposes of reporting cash flows, all liquid investments with maturities at date of purchase of three months or less are considered cash equivalents.

  Equipment and Property

     Equipment and property are stated at cost. Depreciation of drilling rigs, vessels and equipment is provided on the straight-line method over their remaining estimated useful lives from the date the rigs are acquired by Falcon, including periods when the rigs are in a nonoperating status. Falcon anticipates being required to refurbish significantly and modify some of its rigs in order to operate in international and domestic drilling markets. At December 31, 1996, drilling rigs and other related equipment with a carrying value of $17,758,000 were held in a nonoperating status pending modification and decisions regarding their deployment. Such assets are being depreciated, and management believes market value exceeds their net book value.

     Routine maintenance and repairs are charged to operations as incurred; significant betterments are capitalized. Interest capitalized in connection with significant betterments totaled $647,000, $405,000 and $4,921,000 in 1994, 1995, and 1996, respectively. Falcon incurred $14,716,905, $19,052,904 and $30,424,554 in repair and maintenance expense in 1994, and 1995 and 1996 respectively. The costs of assets sold, retired or otherwise disposed of are removed from the accounts at the time of disposition, and any resulting gains or losses are reflected in the period's results of operations. Drilling rigs are depreciated over an estimated useful life of 15 years. Vessels and other equipment are depreciated over estimated lives of three to five years.

  Other Assets

     Falcon has incurred costs and paid fees in connection with Falcon's various financing arrangements as discussed in Note 5. These costs, primarily legal fees, underwriters costs and loan commitment fees, have been deferred and are included in other assets at December 31, 1996 and are being amortized into the results of operations over the term of the related financing instruments. Also included in other assets is approximately $3.1 million in costs associated with the mobilization of three barge rigs to Venezuela pursuant to an agreement with Maraven (Note 3). Falcon is amortizing these costs over the five year term of the agreement which began in January 1995.

                 FALCON DRILLING COMPANY, INC. AND SUBSIDIARIES

     Falcon sold two barge drilling rigs to a third party during 1995 for a price of $4 million for which Falcon received credits towards the future purchase of drillpipe. Unused credits of $2.6 million were included in other assets at December 31, 1995. All credits were fully utilized as of December 31, 1996.

  Revenue Recognition

     Falcon recognizes revenue from operations on the basis of the number of days worked at the contractual day rate.

  Foreign Joint Venture

     Falcon and an unrelated entity created a joint venture which engages in drilling operations under contracts with a subsidiary of the Venezuelan stated-owned oil company. In 1992, Falcon agreed to transfer two of its barge rigs and certain related equipment into the foreign corporations in exchange for $3 million in cash, two $1.5 million noninterest-bearing notes and stock representing a 37.5% interest in the entity owning and operating the rigs. Falcon used the cash received to repay $3 million of the debt outstanding on the rigs and equipment. The Venezuelan joint venture borrowed $14.5 million from a foreign bank which was utilized to refurbish the barge rigs. This bank loan is secured by the barge rigs. Repayment of the venture's outstanding debt is contingent upon the venture realizing positive cash flow from its contracts with a subsidiary of the Venezuelan state-owned oil company. Falcon accounts for its interests in the Venezuelan joint venture under the cost method as it does not exercise significant influence over the venture. During the year ended December 31, 1994, Falcon received cash distributions of $279,000 which Falcon recorded as a reduction of the investment in the joint venture. During the year ended December 31, 1995, Falcon had received additional cash distributions of $1,565,000 of which $600,000 were recorded by Falcon to reduce its investment in the joint venture to zero and $965,000 are included in revenues in the consolidated statement of operations for the year ended December 31, 1995. Falcon received additional cash distributions of $1,195,000 during 1996 which are included in revenues in the consolidated statement of operations for the year ended December 31, 1996.

  Net Income Per Common Share

     Net income per share of common stock has been computed on the basis of the weighted average number of common shares outstanding during the period and, where dilutive, the effect of common stock contingently issuable, which arises primarily from the exercise of stock options and warrants and the conversion of certain subordinated notes and convertible preferred stock. The weighted average number of common shares and common share equivalents outstanding during the years ended December 31, 1994, 1995 and 1996 are 26,879,719, 29,593,096 and
36,237,638, respectively. Accrued dividends on the Series B redeemable preferred stock as well as the accretion of the difference between the value of the Series B redeemable preferred stock at the date of issue and the redemption value have been deducted from net income for purposes of calculating net income applicable to common stock. Fully diluted earnings per share are considered to be equal to primary earnings per share in all periods presented because the effects of potentially dilutive securities that are not common stock equivalents were either antidilutive or immaterial.

  Foreign Currency Translation

     Falcon accounts for foreign currency translations in accordance with Statement of Financial Accounting Standards No. 52 "Foreign Currency Translation." The U.S. dollar is the functional currency for Falcon's foreign operations. Foreign currency exchange gains and losses are included in other income as incurred. Net foreign currency exchange gains amounted to $1.0 million in 1995. There were no significant foreign currency exchange gains or losses in 1994 or 1996.

                 FALCON DRILLING COMPANY, INC. AND SUBSIDIARIES

  New Accounting Pronouncements

     In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". The statement sets forth guidelines regarding when to recognize an impairment of long-lived assets, including goodwill, and how to measure such impairment. Adoption of this statement during the current year did not have a significant effect on the Company's financial statements.

     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). The statement establishes a fair value based method of accounting for stock-based compensation plans. The Company adopted certain disclosure requirements required by this statement as further discussed at Note 6.

  Reclassification

     Certain prior year amounts have been reclassified to conform to the current year presentation.

2. ACQUISITIONS AND EXPANSION OF RIG FLEET

  Business Combinations

     In January 1994, the Company completed a series of acquisitions funded through proceeds received from the 9 3/4% Note offering (see Note 5). These included Falcon's acquisition of the equity interest of the FALRIG Corporation for a purchase price of approximately $25 million. Previously in 1992, Falcon had negotiated the purchase of four jackup rigs from the offshore drilling division of Teledyne, Inc. for a cash purchase price of $4.1 million and transferred these rights to the FALRIG Corporation. In January 1994, Falcon completed the acquisition of the FALRIG Corporation and began consolidating the operating results of the FALRIG Corporation as of January 24, 1994. Taladro Associates (Taladro), a general partnership composed of three parties, two of whom were officers of Falcon and two of whom were also directors of Falcon, who each own approximately equal percentages of Taladro, held a 4.3 percent contingent profit participation interest in the net proceeds of the sale of stock of the FALRIG Corporation which resulted in payment of approximately $583,000 to Taladro.

     During the second quarter of 1994, Falcon acquired a 50% interest in Blake Workover & Drilling Company (Blake Workover). Blake Workover acquired four barge workover rigs and associated assets from Blake Drilling & Workover Co., Inc. (Blake Drilling). The purchase price of the four rigs and associated assets purchased from Blake Drilling was $5,750,000, of which $2,750,000 was paid in cash and the remaining $3,000,000 was evidenced by a note from Blake Workover to Blake Drilling. Falcon leased two workover barge rigs to Blake Workover pursuant to a three-year zero cost bareboat charter in exchange for its 50% interest and an undertaking from Blake Workover to refurbish these rigs. The acquisition of the remaining 50% interest in Blake Workover and certain crewboats and tugboats utilized in the business of Blake Workover was completed on August 15, 1995 through the issuance of 638,889 shares of Falcon's common stock and cash of $6.8 million, which included the retirement of debt outstanding of $2.3 million.

                 FALCON DRILLING COMPANY, INC. AND SUBSIDIARIES

     The following presents the unaudited pro forma results of operations of Falcon for the years ended December 31, 1994 and 1995, as if the above-described acquisitions of the FALRIG Corporation, Blake Workover and certain crewboats and tugboats used in the business of Blake Workover had occurred on January 1, 1994 (in thousands, except per share amounts):

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                                 1994          1995
                                                              ----------    ----------
                                                                    (UNAUDITED)
Pro forma operating revenues................................    $143,589      $177,505
Pro forma income before income taxes and minority
  interest..................................................      10,571         9,789
Pro forma net income applicable to common shares............       5,757         5,496
Pro forma net income per common share.......................    $   0.20      $   0.18

     The pro forma results presented above are not necessarily indicative of the actual results that would have occurred had the acquisitions actually taken place at the beginning of the periods presented. In addition, the pro forma results are not intended to be a projection of future results of combined operations.

     Falcon has made numerous additions to its drilling fleet during 1994, 1995 and 1996 and has financed these acquisitions through issuances of debt and equity securities as described in Notes 5 and 6.

  Deepwater drillships

     Prior to 1995, the Company's operations were focused primarily on shallow-water drilling markets. Beginning in 1995, the Company began to target the deepwater drilling market.

     Falcon purchased the Peregrine I in September 1995 and has entered into a contract with Petroleo Brasiliero S.A. (Petrobras) providing for the Peregrine I to drill offshore Brazil for a five year period. In September 1996, Falcon recorded a $2.5 million fee upon mobilization of the Peregrine I to Brazil, which has been reflected as revenues during the year ended December 31, 1996. The Peregrine I commenced operations in 1997, but as of March 1997 Falcon continued to experience difficulties in getting the vessel fully operational. Falcon purchased the Peregrine II in February 1996 and assumed a drilling contract with Petrobras which expires in 1998. In May 1996, Falcon purchased the Peregrine III and assumed a series of drilling contracts which management estimates will utilize the Peregrine III through June 1999.

     In December 1996, Falcon purchased a conventionally moored drillship, the Falcon Duchess, for $5 million in cash and $15 million in shares of Company common stock. Additionally in December 1996, Falcon leased a conventionally moored drillship, the Falcon Ice, for a three year term.

     In December 1996, Falcon purchased a substantially completed drillship hull which will require substantial costs to complete as an operational drillship. Management does not intend to undertake the completion of this hull until Falcon has obtained a long-term commitment for the use of the completed drillship.

  Acquisitions Subsequent to December 31, 1996

     During the first two months of 1997, the Company acquired 35 tugs and 29 utility barges, for an aggregate purchase price of $23.4 million. These assets are used primarily in connection with the Company's domestic barge drilling and workover operations. In addition, in January 1997, the Company purchased for $7.5 million an inactive oil/bulk/ore carrier. The Company is evaluating conversion of this vessel to a dynamically positioned drillship.

                 FALCON DRILLING COMPANY, INC. AND SUBSIDIARIES

3. SEGMENT, CONCENTRATION OF CREDIT RISKS AND MAJOR CUSTOMERS:

     Falcon operates in one principal business segment, diversified contract drilling and workover services. Operations are conducted in the U.S. Gulf of Mexico and related coastal areas and in various foreign locations including Venezuela, Brazil, Australia, and West Africa.

     Since late 1994, Falcon has operated two barge drilling rigs and a workover barge rig in Venezuela under contract with Maraven, S.A., a state-owned oil company. These contracts have a five year term expiring in 1999.

     Revenues, operating income and identifiable assets of the respective operations are as follows (in thousands):

                                                       1994        1995        1996
                                                     --------    --------    --------
Revenues --
  United States....................................  $131,280    $146,182    $248,415
  Venezuela........................................     4,923      31,323      36,068
  Offshore Brazil..................................        --          --      16,123
  Other Non-U.S....................................     2,300          --      18,735
                                                     --------    --------    --------
          Total....................................  $138,503    $177,505    $319,341
                                                     ========    ========    ========
Operating income (loss) --
  United States....................................  $ 20,643    $ 16,318      56,506
  Venezuela........................................     1,794       9,797      10,616
  Offshore Brazil..................................        --          --       3,445
  Other Non-U.S....................................      (522)         --       2,968
                                                     --------    --------    --------
          Total....................................  $ 21,915    $ 26,115    $ 73,535
                                                     ========    ========    ========
Identifiable assets --
  United States....................................  $175,267    $263,845    $341,301
  Venezuela........................................    48,879      77,178     106,415
  Offshore Brazil..................................        --          --     128,238
  Other Non-U.S....................................        --          --      76,088
                                                     --------    --------    --------
          Total....................................  $224,146    $341,023    $652,042
                                                     ========    ========    ========

     The market for Falcon's service is the oil and gas industry, and Falcon's customers consist primarily of major oil and gas companies (including government-owned companies) and turnkey operators. Falcon's credit risks primarily consist of accounts receivable from such customers. Management performs ongoing credit evaluations of its customers and provides allowances for credit losses when necessary.

     Major customers are those that individually account for more than 10% of Falcon's total operating revenues. Applied Drilling Technology, Inc. accounted for 11.2% of operating revenues for the year ended December 31, 1994. Maraven, S.A. accounted for 11.3% of operating revenues for the year ended December 31, 1995 and Applied Drilling Technology, Inc. accounted for 12.4% of operating revenues in 1996. No other customer accounted for more than 10% of revenues in any such period.

4. INCOME TAXES:

     Falcon follows Statement of Financial Accounting Standards No. 109 (SFAS No. 109), "Accounting for Income Taxes." Under SFAS No. 109, the tax provision is determined based upon the liability method in which deferred tax assets and liabilities are recognized based on differences between the financial statement and tax basis of assets using enacted tax rates.

                 FALCON DRILLING COMPANY, INC. AND SUBSIDIARIES

     SFAS No. 109 provides in part that a deferred tax asset shall be evaluated for realization based on a more likely than not criteria using a valuation allowance. No valuation allowance was required at December 31, 1995 and 1996.

     The components of the net deferred tax liability are as follows (in thousands):

                                                                 DECEMBER 31,
                                                              ------------------
                                                               1995       1996
                                                              -------    -------
Deferred tax liabilities --
  Excess of book basis of equipment and property over tax
     basis..................................................  $25,118    $45,557
  Other.....................................................      313        530
                                                              -------    -------
                                                               25,431     46,087
                                                              -------    -------
Deferred tax assets --
  Net operating loss carryforwards and other tax credit
     carryforwards..........................................   14,323     15,172
  Accrued expenses not currently deductible.................      429      1,988
                                                              -------    -------
       Subtotal.............................................   14,752     17,160
                                                              -------    -------
       Net deferred tax liability...........................  $10,679    $28,927
                                                              =======    =======

     The components of the income tax provision are as follows (in thousands):

                                                           YEARS ENDED DECEMBER 31,
                                                          ---------------------------
                                                           1994      1995      1996
                                                          ------    ------    -------
Federal --
  Current...............................................  $   --    $   --    $    --
  Deferred..............................................   2,413     1,056     15,236
State --
  Current...............................................      --        --        139
  Deferred..............................................      63       686      1,631
Foreign --
  Current...............................................     756        --        688
  Deferred..............................................      --     1,739      1,381
                                                          ------    ------    -------
                                                          $3,232    $3,481    $19,075
                                                          ======    ======    =======

     Included in the deferred federal tax provisions are the following: excess of tax depreciation expense over book depreciation expense, expenses accrued for financial statement purposes which are not yet deductible for tax purposes, and other benefits which have been reduced by the tax benefit of the U.S. net operating loss carryforward created. In August 1995, Falcon acquired the remaining 50% interest in Blake Workover and certain crewboats and tugboats utilized in the business of Blake Workover (Note 2). The tax effect of the $3.9 million excess of net assets acquired for financial statement purposes over the related tax basis was recorded as a deferred tax liability as of December 31, 1995.

                 FALCON DRILLING COMPANY, INC. AND SUBSIDIARIES

     A reconciliation of federal statutory and effective income tax rates for each of the three years ended December 31, 1996, is shown below.

                                                                   YEAR ENDED
                                                                  DECEMBER 31,
                                                              --------------------
                                                              1994    1995    1996
                                                              ----    ----    ----
Statutory rate..............................................   35%     35%     35%
State income taxes, net of federal income tax benefit.......    1       6       2%
Foreign income taxes, net of federal income tax benefit.....    6       -       -
                                                               --      --      --
Effective rate..............................................   42%     41%     37%
                                                               ==      ==      ==

     As of December 31, 1995 and 1996, Falcon's net operating losses (NOLs) for income tax purposes were $40,235,000 and $43,349,000, respectively (tax effect $14,323,000, and $15,172,000 respectively). These tax NOLs expire from 2006 through 2010 if not utilized before such dates. At December 31, 1996, Falcon had U.S. foreign tax credit carryforwards of $688,000.

5. LONG-TERM DEBT:

     Falcon had the following debt outstanding as of December 31, 1995 and 1996 (in thousands):

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1995       1996
                                                              --------   --------
8 7/8% Senior Notes, due 2003...............................        --   $120,000
9 3/4% Senior Notes, due 2001...............................  $110,000    110,000
Floating Rate Senior Notes, bearing interest at LIBOR plus
  3.5%, redeemable in varying amounts beginning in 1998.....    10,000     10,000
12 1/2% Subordinated Notes, due 2005........................    50,000     50,000
Borrowings pursuant to revolving loan facilities............     5,000         --
Secured promissory note payable to Grace Offshore Company,
  bearing interest at 8.7%, secured by certain FALRIG
  Partnership jackup rigs, principal payments of $1,667 due
  March 31, 1997 and 1998...................................     5,000      3,333
Note payable to a bank, noninterest-bearing through August
  16, 1994 and at LIBOR plus 1.5% through maturity at
  December 31, 1999.........................................     1,969        689
Notes payable by affiliates, secured by certain rigs,
  bearing interest at 7.0%, due in varying amounts
  commencing July 1994 with final payment due June 30,
  1999......................................................     1,392      1,029
                                                              --------   --------
                                                               183,361    295,051
Less -- Amounts due within one year.........................    (3,999)    (2,746)
                                                              --------   --------
                                                              $179,362   $292,305
                                                              ========   ========

     Pursuant to an offering in March 1996, Falcon issued $120 million principal amount of 8 7/8% Senior Notes (the 8 7/8% Notes), resulting in net proceeds of approximately $116 million to Falcon after deducting offering-related expenses. The 8 7/8% Notes mature on March 15, 2003, and bear interest at a rate of 8 7/8%, payable semiannually on March 15 and September 15 of each year beginning September 15, 1996. The 8 7/8% Notes are unsecured obligations of Falcon, ranking pari passu in right of payment with all other senior indebtedness of Falcon, and senior in right of payment to all subordinated indebtedness of Falcon. The 8 7/8% Notes are not guaranteed by any of Falcon's subsidiaries, and thus are structurally subordinated to the 9 3/4% Notes (defined below) and other indebtedness of the subsidiaries. Further, they are effectively subordinated to any secured indebtedness of Falcon to the extent of the collateral securing such secured indebtedness.

                 FALCON DRILLING COMPANY, INC. AND SUBSIDIARIES

     Pursuant to an offering in January 1994, Falcon issued $110 million principal amount of 9 3/4% Senior Notes (the 9 3/4% Notes). The 9 3/4% Notes mature on January 15, 2001, and bear interest at a rate of 9.75%, payable semiannually on January 15 and July 15. Falcon used a portion of the proceeds to finance a series of previously planned transactions, including the prepayment of certain outstanding debts and the consummation of certain acquisitions.

     On February 23, 1994, Falcon issued $10 million of Floating Rate Notes which bear interest at LIBOR plus 3.5%. The principal amounts of the Floating Rate Notes are due in payments of $1,000,000, $2,000,000 and $2,000,000 on the fourth, fifth and sixth years following issuance, respectively, with the balance due January 24, 2001.

     The 9 3/4% Notes and the Floating Rate Notes are guaranteed by certain of Falcon's Subsidiaries (see Note 11).

     Pursuant to an offering in March 1995, Falcon issued $50 million principal amount of Subordinated Notes (the Subordinated Notes), resulting in net proceeds of approximately $48 million to Falcon after deducting offering-related expenses of approximately $2 million. The Subordinated Notes mature on March 15, 2005, and bear interest at a rate of 12.5%, payable semiannually on March 15 and September 15.

     The indentures pursuant to which the 8 7/8% Notes, 9 3/4% Notes, and the Subordinated Notes were issued (i) provide that Falcon may redeem such obligations at a premium at certain times prior to maturity, (ii) require Falcon to offer to redeem such obligations at a premium if there is a change of control of Falcon (as defined), and (iii) impose restrictions on certain actions by Falcon, including payment of dividends, incurrence of debt, pledging of assets, sale of assets, and investment.

     On September 12, 1994, Falcon established a revolving credit facility with commercial banks providing for borrowings of up to $25.0 million subject to adequate levels of eligible accounts receivable, which amounts borrowed are secured by Falcon's accounts receivable. Falcon had borrowings outstanding under this credit facility of $5.0 million at December 31, 1995. This facility, as amended, provided that amounts borrowed bore interest at floating rates based on LIBOR plus 2 1/2% or 1% over the greater of the prime rate or the federal funds rate plus 1/2%. In November 1996 this facility was replaced by the facilities described in the following paragraph.

     In November 1996, Falcon entered into agreements with its commercial bank lenders to increase its bank credit facilities up to $65 million consisting of
(i) a $25 million revolving loan facility secured by accounts receivable, maturing in November 1999, and (ii) a $40 million revolving loan facility secured by certain drilling rigs and receivables, maturing in November 1998. At December 31, 1996, there were no borrowings outstanding under either facility. Both facilities require Falcon to meet certain tests related to its net worth, interest coverage ratio, and current ratio, and place restrictions on dividends and investments by Falcon. The $25 million facility provides for interest at LIBOR plus 1% to 1 1/2% (depending on outstanding borrowings) or the greater of prime or 1/2% over the federal funds rate. The $40 million facility provides for interest at LIBOR plus 2% or the greater of prime plus 1/2% or the federal funds rate plus 1%. Falcon was required to pay one-time fees to the banks in the aggregate amount of $525,000 in order to implement the facilities, and pays a commitment fee on each facility equal to 3/8% per annum of the unused portion of the facility.

     In February 1996, pursuant to another agreement, Falcon borrowed $20 million from one of the banks that provides Falcon's revolving credit facility. The amounts borrowed bore interest at prime plus 1% and were payable on the earlier of December 31, 1996 or upon completion of a capital market transaction, as defined. In February 1996, Falcon paid fees of $300,000 in connection with obtaining this loan. In March 1996, Falcon repaid the $20 million indebtedness with proceeds from the issuance of the 8 7/8% Notes due 2003 described above.

                 FALCON DRILLING COMPANY, INC. AND SUBSIDIARIES

     The annual maturities of the debt outstanding at December 31, 1996 are $2,746,000 in 1997, $3,084,000 in 1998, $2,221,000 in 1999, $2,000,000 in 2000,
$115,000,000 in 2001, and $170,000,000 thereafter.

     Falcon estimates the fair value of its debt obligations to be $308,440,000 compared to a historical value of $295,051,000, both as of December 31, 1996.

6. STOCKHOLDERS' EQUITY:

COMMON STOCK

     In 1994, the board of directors of Falcon approved (a) an amendment of Falcon's certificate of incorporation increasing the authorized shares of Falcon's common stock to 28,500,000 shares and (b) a stock split effected in the form of a stock dividend of 299 shares of common stock for each outstanding share of common stock of Falcon. Accordingly, share amounts presented for all periods have been restated to reflect the stock dividend.

     In June 1995, the board of directors of Falcon approved an amendment of Falcon's certificate of incorporation (a) increasing the authorized shares of Falcon's common stock to 100,000,000 shares and (b) increasing the authorized shares of Falcon's preferred stock to 526,489 shares.

     On July 28, 1995, Falcon, a participating stockholder and a group of underwriters entered into an agreement resulting in the initial public sale by Falcon of 4,250,000 shares of common stock and the sale of 750,000 shares of common stock by the participating shareholder. The initial public offering closed on August 2, 1995 and resulted in net proceeds to Falcon of $34.4 million after deducting offering-related expenses of $3.9 million.

     In September 1995, Falcon purchased a barge drilling rig for a purchase price of $1,275,000 consisting of cash of $700,000 and 63,889 shares of Falcon's Common Stock.

     On November 15, 1995, Falcon, participating stockholders and a group of underwriters entered into an agreement resulting in the public sale of 3,175,000 shares of common stock by Falcon and the sale of 2,000,000 shares of common stock by selling shareholders. The public offering closed on November 21, 1995 and resulted in net proceeds to Falcon of $30.9 million after deducting offering-related expenses of approximately $2.4 million.

     On December 9, 1996, Falcon, participating stockholders and a group of underwriters entered into an agreement resulting in the public sale of 3,212,500 shares of common stock by Falcon and the sale of 4,680,000 shares of common stock by selling shareholders. The public offering closed on December 13, 1996 and resulted in net proceeds to Falcon of $108.5 million after deducting offering-related expenses of approximately $5.5 million.

PREFERRED STOCK

     Falcon has 526,489 shares of preferred stock, no par value, authorized. The board of directors has the authority to issue the unissued shares of preferred stock and to establish the designation and terms thereof. In January 1993, Falcon issued to the S-C Interests, 25,989 shares of Series A convertible preferred stock, 1,000 shares of Series B redeemable preferred stock, and a shadow warrant to purchase up to 1,847,100 shares of common stock at an exercise price of $.01 per share in full satisfaction of a $15 million advance and for $6,993,843 in cash. Offering expenses of $314,000 and $672,000 related to the Series A convertible preferred stock and Series B redeemable preferred stock, respectively, were deducted from the proceeds of the issuance of the preferred stock. Through 1993, Falcon had an agreement with another affiliate to pay an investment services fee of three percent of capital placed by the affiliate; $660,000 was paid in connection with the preferred stock sale and treated as expenses of the offering.

                 FALCON DRILLING COMPANY, INC. AND SUBSIDIARIES

     The Series A convertible preferred stock was converted into 7,796,700 shares of Falcon's common stock in connection with Falcon's initial public offering on August 2, 1995.

     The Series B redeemable preferred stock (a) was entitled to an annual cash dividend of $700 per share from January 29, 1993, through December 31, 1995, which was payable in one installment on December 31, 1995, (b) had a liquidation preference equal to $7,000 per share plus all unpaid accrued dividends, (c) was redeemable at the option of Falcon at any time for a redemption price of $7,000 per share plus all accrued and unpaid dividends and, if redeemed after December 31, 1995, the redemption price was to be increased by an amount equal to 2.5% per quarter on the balance of any unpaid redemption price, (d) was redeemable at the option of the holder at any time on or after December 31, 1995, at a redemption price of $7,000 per share plus any accrued unpaid dividends, plus an amount equal to 2.5% of any unpaid redemption price per quarter beginning December 31, 1995, and (e) was secured by a junior mortgage on a portion of Falcon's barge rig fleet. The difference between the redemption value of $7,000 and the value of the Series B redeemable preferred stock at the date of issue was accreted by a ratable charge to retained earnings during the redemption period until redeemed.

     Falcon elected to redeem 500 shares of its Series B redeemable preferred stock in January 1994 for $3.9 million, including accrued dividends of approximately $351,000 as of the redemption date. Upon the redemption of the 500 shares of Series B redeemable preferred stock, the junior mortgage on a portion of the barge rig fleet was released by the holder of the remaining 500 shares of Falcon's Series B redeemable preferred stock. On December 27, 1995, Falcon redeemed the remaining 500 outstanding shares of Series B redeemable preferred stock for $4,520,000 including accrued dividends.

WARRANTS

     In 1992, Falcon issued (a) 2,800 Class A warrants, each of which represented the right to purchase 300 shares of Falcon's common stock for $3.33 per share, and (b) 2,600 Class B warrants, each of which represented the right to purchase 600 shares of Falcon's common stock at an exercise price of $3.33 per share. The exercise price of the Class A and B warrants was adjusted to $2.42 per share subsequent to their issuance. Two hundred Class A warrants were exercised on July 31, 1993, while 1,200 Class A warrants expired on such date. During 1995, 1,400 Class A warrants, and 2,600 Class B warrants, were exercised. At December 31, 1995 and 1996, no Class A or Class B warrants were outstanding.

     In connection with the sale of preferred stock to the S-C Interests in January 1993, Falcon issued a shadow warrant exercisable for up to an aggregate of 1,847,100 shares of Falcon's common stock at a purchase price of $.01 per share of common stock. Such warrant is exercisable only to the extent that certain other warrants, options and convertible securities of Falcon are exercised or converted. The aggregate number of shares for which the shadow warrant was exercisable by the S-C Interests was reduced to 1,567,100 shares upon the expiration of 1,200 of the Class A warrants and the exercise of 200 Class A warrants on July 31, 1993, as discussed above. On March 31, 1994, various convertible subordinated debtholders exercised options to convert $605,000 in convertible subordinated debt for 212,700 shares of common stock and holders of bonus warrants (issued in connection with the prepayment of convertible subordinated debt) exercised such warrants. In connection therewith, 150,900 shares of common stock were issued under the shadow warrant. Additionally, rights to acquire 94,692 shares of common stock pursuant to the shadow warrant expired during 1994. As a result of the exercise of the Class A and Class B warrants in 1995, 1,320,006 shares of common stock were issued pursuant to the shadow warrant. The number of shares for which the shadow warrant was exercisable at December 31, 1996 was 1,508.

     Certain members of the Mullen Group, who owned approximately 50 percent of the FALRIG Corporation (Note 2), held warrants to purchase an aggregate of 120,000 shares of common stock of Falcon at an exercise price of $3.33 per share. During 1995, 60,000 warrants were exercised. The remaining options were exercised in the fourth quarter of 1996.

                 FALCON DRILLING COMPANY, INC. AND SUBSIDIARIES

     In connection with the prepayment of certain convertible debt in January 1993, bonus warrants to acquire approximately 16,000 shares of common stock were issued to an executive of Falcon, the owners of Taladro (Note 2), and a third party. Bonus warrants to purchase approximately 13,800 shares of common stock were exercised in March 1994 by the executive of Falcon and the owners of Taladro. The third party's bonus warrants to purchase approximately 2,300 shares of common stock remain outstanding at December 31, 1996 and expire on December 31, 1997 if not previously exercised.

STOCK OPTION PLANS

     At December 31, 1996, Falcon had stock options outstanding under three stock-based compensation plans, which are described below. Falcon applies Accounting Principles Board Opinion 25 and related Interpretations in accounting for these plans. Accordingly, no compensation cost has been recognized for its option plans when the exercise price of the respective options was greater than or equal to the fair market value of the stock at the date of the grant. Had compensation cost for Falcon's 1995 Stock Option Plan been determined based on the fair value at the grant dates for awards under this plan consistent with the method outlined under SFAS No. 123, Falcon's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                               1995      1996
                                                              ------    -------
Net income applicable to common shares
  As reported...............................................  $4,681    $32,479
  Pro forma.................................................   4,527    $31,348
Net income per common share
  As reported...............................................  $  .16    $   .90
  Pro forma.................................................  $  .15    $   .87

     The effects of applying SFAS No. 123 in the pro forma disclosure may not be indicative of future amounts. SFAS No. 123 does not apply to options awarded prior to 1995 and additional awards in future years may occur. The fair value of each option grant under the pro forma presentation above was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1995 and 1996: no expected dividends; expected volatility of 56.4 percent, risk-free interest rate of 5.73 percent; and expected lives of ten years for the options.

     Falcon adopted, effective January 1, 1992, a stock option plan (1992 Stock Option Plan) pursuant to which an aggregate of 495,000 incentive stock options or nonqualified stock options were granted to directors, officers and employees of Falcon on November 10, 1992. These options vested immediately. The exercise price of these stock options range from $3.33 to $3.70 per share, which was the estimated fair market value of the stock at the date of grant. An aggregate of 37,400 and 258,100 of these options were exercised during 1995 and 1996 respectively leaving 199,500 options outstanding at December 31, 1996.

     In 1994, the board of directors of Falcon authorized the grant of options to purchase an aggregate of 285,000 shares to certain members of management of Falcon (1994 Stock Option Plan). Such options entitle the option holder to purchase one share of Falcon's common stock, vest in one-third increments over three years, expire in January 2004, and have an exercise price of $10 per share which was the estimated fair market value of the stock at the date of grant. During 1996, 105,000 of these options were exercised leaving 180,000 options outstanding at December 31, 1996.

     On February 16, 1995, the board of directors adopted a third stock option plan covering up to 500,000 shares of common stock (the 1995 Stock Option Plan), and granted options under the plan to purchase an aggregate of 125,000 shares to directors, officers and employees of Falcon. These options vest in one-third increments over a three-year period beginning on the date of grant, expire in 2005 and have an exercise price

                 FALCON DRILLING COMPANY, INC. AND SUBSIDIARIES of $10 per share, which was the estimated fair market value of the stock at the date of grant. In January 1996, an additional 140,000 options were granted under the plan to officers of Falcon at an exercise price of $12.13 per share, which was the estimated fair market value of the stock at the date of grant. These options vest in one-third increments over a two-year period beginning on the date of grant, and expire in 2006. In April 1996, an additional 75,000 options were granted to an officer of Falcon at an exercise price of $19.44 per share, which was $6.69 per share below the estimated fair market value of the stock at the date of grant. These options vest over a five year period commencing April 1996, and expire in 2006. During 1996, 13,332 of the options granted under the 1995 Stock Option Plan were exercised leaving 326,668 options outstanding at December 31, 1996.

     In February 1997 Falcon granted 129,000 options under the 1995 Stock Option Plan at an exercise price of $25 per share, which was $5.88 per share below the estimated fair market value of the stock on the date of the grant. Of these options, 25,000 were granted to a director and vested immediately, 30,000 were granted to executive officers and vest ratably in the third, fourth, and fifth years after the date of the grant, and 74,000 were granted to non-officer employees and vest ratably in the third, fourth and fifth years following the date of the grant.

     For all options granted with an exercise price less than the fair market value of the underlying shares on the date of the option grant, Falcon records compensation expense during the vesting period for such options, based upon the difference between the exercise price and the fair market value of the underlying shares as of the date of grant.

7. COMMITMENTS AND CONTINGENCIES:

LEGAL PROCEEDINGS

     Falcon is currently involved in various lawsuits and other contingencies arising out of operations in the normal course of business. Most, but not all of these claims involve personal injuries and are covered by the Company's insurance, subject to a deductible. Falcon is also the subject of suits alleging claims based on patent infringement and breach of contract, which claims are not covered by insurance. In the opinion of management, uninsured losses, if any, in excess of those accrued will not have a material adverse effect on Falcon's consolidated financial position or results of operations.

SELF INSURANCE

     Falcon is self-insured for the deductible portion of its insurance coverage. In the opinion of management, adequate accruals have been made based on known and estimated exposures up to the deductible portion of Falcon's insurance coverages. Management believes that future claims and liabilities in excess of the amounts accrued are fully insured.

EMPLOYMENT AGREEMENTS

     Falcon has multiyear employment agreements with several of its officers. The employment agreements with Falcon's officers provide for annual salaries and discretionary bonuses to be determined by the board of directors.

401(k) PLAN AND MEDICAL PLAN

     On October 1, 1993 Falcon adopted a contributory 401(k) savings plan for its domestic employees. The plan provides that employees may contribute up to 16% of pretax earnings up to designated amounts and Falcon may elect to match such contributions at its discretion. Falcon incurred $461,000, $522,000 and $960,000 in such expenses in 1994, 1995 and 1996 respectively. On January 1, 1994, Falcon adopted an employee-funded medical, life and disability insurance plan.

                 FALCON DRILLING COMPANY, INC. AND SUBSIDIARIES

OPERATING LEASES

     Falcon leases certain facilities and equipment under operating leases. Falcon also enters into charters with drilling rig and vessel owners which may have variable payment terms depending on whether the leased rig or vessel is operating. Total lease expense on drilling rigs and vessels was $6,363,860, $6,134,465 and $9,671,204 for the years ended December 31, 1994, 1995 and 1996, respectively. Falcon incurred total rental expenses exclusive of leased rigs and vessels of $2,078,856, $2,201,948, and $3,547,281 during the years ended
December 31, 1994, 1995, and 1996, respectively. Aggregate minimum future annual rental commitments under unaffiliated noncancelable operating leases with lease terms in excess of one year as of December 31, 1996, are as follows:

1997........................................................  $10,062,128
1998........................................................   10,410,946
1999........................................................    9,416,728
2000........................................................    1,078,404
2001........................................................      223,404

COMMITMENTS RELATING TO CERTAIN RIGS

     Falcon has entered into an agreement to purchase three barge drilling rigs for an approximate cost of $5.25 million. At December 31, 1996, Falcon had a deposit of approximately $500,000 under this agreement which has been included in other assets. Falcon has recently commenced a legal action to enforce its rights under that contract. Management of Falcon believes the deposit on these rigs is refundable should the delivery of these rigs not be accomplished.

     In connection with the acquisition of certain barge drilling rig operations in 1992, Falcon entered into contingent profits interest agreements with the former rig owners and former mortgage holder. The periods for determination of these payments began in 1993 and continue through 1997, or until payment of $5 million has been made.

     In May 1996, Falcon completed the purchase of the Peregrine III (a dynamically positioned drillship) (see Note 2). Management has committed to spend an additional $7 million in 1997 on upgrades of the Peregrine III, pursuant to agreements with the operators that will result in an increase in dayrates under the existing drilling contracts for such vessel.

     In December 1996, Falcon purchased a substantially completed drillship hull for approximately $8.0 million. Management estimates that it will cost approximately $120 million to complete the construction necessary for this hull to become an operational drillship. Falcon currently has no construction obligations relative to this hull. Management does not intend to undertake the completion of this hull until Falcon has obtained a long-term commitment for the use of the completed drillship and arranged for financing of the construction.

     Pursuant to certain of Falcon's long term drilling contracts, the operator may purchase three of Falcon's barge drilling rigs for specified prices which decrease each year through 1999. Management of Falcon estimates that the option price will be less than the carrying value for one of these rigs by approximately $880,000 in 1998, and that the aggregate option price for the three rigs will be below the aggregate carrying value for such rigs by approximately $1.2 million and $3.5 million in 1998 and 1999, respectively. Management does not expect the purchase option to be exercised and will continue to evaluate the net book value of these rigs for possible future impairment.

     Falcon has made certain commitments to its customers in the normal course of business whereby Falcon has agreed to make enhancements and additions of equipment to certain of its drilling rigs. Generally, Falcon's customers agree to increase the day rate paid to the Company for making enhancements.

                 FALCON DRILLING COMPANY, INC. AND SUBSIDIARIES

OIL AND GAS EXPLORATION JOINT VENTURE

     Falcon from time to time enters into arrangements whereby it contracts to provide a rig and related services in connection with the acquisition of a working interest in a well. Generally, these arrangements are entered into only where Falcon believes a standard day rate contract, without any investment obligations as a working interest, would not be available to Falcon.

     During 1994, a subsidiary of Falcon (Raptor) acquired an interest in a joint venture engaged in the development of drilling prospects in the general areas of Falcon's barge drilling operations and, in one instance, has participated with several other companies in the funding of seismic activities in south Louisiana. Falcon utilizes the full cost method of accounting for its oil and gas activities. Included in other assets at December 31, 1995 and 1996 are $2.8 million and $1.7 million, respectively, of Falcon's expenditures for its share of the funding of the exploratory efforts of the joint venture. In June 1996, the joint venture distributed these properties to Raptor and the other joint venturer, and Raptor sold a portion of the distributed properties for $1.2 million cash and a promissory note of approximately $700,000. The promissory note bears interest at two percent over prime, and is due June 1, 1999, or earlier based upon revenues generated by the properties. There is currently no production from the properties sold. Falcon has no remaining funding commitments to these properties as a result of the sale. During the year ended December 31, 1994, approximately $873,000 was charged to operating expense relating to certain wells which were discovered to be nonproducing wells. There were no charges to operating expense from nonproducing wells during 1995 or 1996.

     Future participation in the development of oil and gas prospects and related activities will depend in large part upon the availability of cash flows and cash balances in excess of Falcon's needs to fund its obligations and further growth in its basic contract drilling business, as well as upon future determinations by Falcon as to the attractiveness of such other activities.

LIQUIDITY

     Liquidity of Falcon should be considered in light of the significant fluctuations in demand experienced by drilling contractors as rapid changes in oil and gas producers' expectations and budgets occur. These fluctuations can rapidly impact Falcon's liquidity as supply and demand factors directly affect utilization and day rates, which are the primary determinants of cash flow from Falcon's operations.

     Falcon believes that its available funds, together with cash generated from operations and amounts that may be borrowed under the revolving credit agreement will be sufficient to fund its capital expenditures, working capital and debt service requirements for the remainder of 1997. Future cash flows are subject to a number of uncertainties, particularly the condition of the oil and gas industry and the related drilling activity in Falcon's markets. There can therefore be no assurance that these resources will continue to be sufficient to fund Falcon's cash requirements.

8. QUARTERLY FINANCIAL DATA (UNAUDITED):

     Summarized quarterly financial data for the four quarters ended December 31, 1995 and 1996, is as follows (in thousands, except per share amounts):

                                                                     UNAUDITED THREE MONTHS ENDED
                                       -----------------------------------------------------------------------------------------
                                       MARCH 31,   JUNE 30,   SEPT. 30,   DEC. 31,   MARCH 31,   JUNE 30,   SEPT. 30,   DEC. 31,
                                         1995        1995       1995        1995       1996        1996       1996        1996
                                       ---------   --------   ---------   --------   ---------   --------   ---------   --------
Operating revenues...................   $41,217    $39,419     $47,977    $48,892     $56,134    $73,946     $90,885    $98,376
Operating costs......................    31,313     31,735      34,213     37,602      38,145     47,634      55,532     57,444
Depreciation.........................     3,604      3,802       4,296      4,825       6,033      7,045       7,761      8,036
Income (loss) before income taxes and
  minority interest..................     2,118       (246)      5,217      2,738       1,715      9,414      17,512     22,913
Net income (loss) applicable to
  common shares......................       894       (639)      2,920      1,506         995      6,016      11,033     14,435
Net income (loss) per common share...   $   .03    $  (.04)    $   .10    $   .04     $   .03    $   .17     $   .31    $   .39

                 FALCON DRILLING COMPANY, INC. AND SUBSIDIARIES

9. ADDITIONAL BALANCE SHEET AND STATEMENT OF OPERATIONS INFORMATION:

     Other current assets include the following (in thousands):

                                                                DECEMBER 31,
                                                              ----------------
                                                               1995      1996
                                                              ------    ------
Insurance claim receivables.................................  $   --    $4,506
Worker compensation insurance receivables...................   2,600     1,847
Prepaid insurance...........................................   1,125       879
Short-term investments......................................     842        --
Other.......................................................     321     2,701
                                                              ------    ------
                                                              $4,888    $9,933
                                                              ======    ======

     Other assets include the following (in thousands):

                                                                DECEMBER 31,
                                                              -----------------
                                                               1995      1996
                                                              -------   -------
Deferred financing costs....................................  $ 8,295   $13,230
Deposits on drillpipe, rigs, and equipment..................   11,763     4,121
Deferred mobilization costs.................................    3,100     3,100
Oil and gas properties......................................    2,821     1,652
Other.......................................................       --       773
                                                              -------   -------
                                                              $25,979   $22,876
Less Accumulated Amortization...............................   (2,468)   (5,370)
                                                              -------   -------
Other assets, net...........................................  $23,511   $17,506
                                                              =======   =======

     Accounts payable and accrued liabilities include the following (in thousands):

                                                                DECEMBER 31,
                                                              -----------------
                                                               1995      1996
                                                              -------   -------
Accounts payable, trade.....................................  $15,891   $23,465
Accrued interest............................................    7,136    10,148
Accrued payroll.............................................    1,763     2,617
Accrued sales taxes.........................................    1,640     1,161
Accrued worker compensation claims..........................    1,225     3,398
Other.......................................................    3,671    13,114
                                                              -------   -------
                                                              $31,326   $53,903
                                                              =======   =======

     Other income (expense) includes the following items (in thousands):

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                               1994     1995     1996
                                                              ------   ------   ------
Interest income.............................................  $1,036   $1,118   $1,262
Gain on sale of assets......................................   1,337      962    2,290
Other.......................................................    (404)     770    1,263
                                                              ------   ------   ------
                                                              $1,969   $2,850   $4,815
                                                              ======   ======   ======

                 FALCON DRILLING COMPANY, INC. AND SUBSIDIARIES

10.  RELATED PARTY TRANSACTIONS:

     The former owners of a company acquired by Falcon in 1992, who are also officers of Falcon, lease crewboats, tugboats and supply barges and other vessels to Falcon at a contracted bareboat rate of $100 per day for crewboats and tugboats and $60 per day for other vessels, with Falcon responsible for drydocking, painting and repairs. The former owners received revenues of $829,000, $866,000, and $881,000 respectively, for the years ended December 31, 1994, 1995 and 1996.

     A director and stockholder of Falcon was a partner through mid-1994 in a law firm which provided legal services to Falcon and certain of its affiliated entities. Fees paid by Falcon to this law firm were $501,000 in the year ended December 31, 1994. The director became a partner in a new law firm during mid-1994. Fees paid by Falcon to this new law firm were $282,000, $1,141,000 and $555,000 for the years ended December 31, 1994, 1995 and 1996, respectively.

     A director of Falcon who performs financial consulting services for Falcon from time to time and is also an officer of Raptor Exploration Company, Inc., a wholly-owned subsidiary of Falcon, received $161,000 and $120,000 for such services in the years ended December 31, 1994 and 1995 respectively. In addition, during 1996, Raptor paid such officer $90,000 for services rendered in connection with the sale of certain assets of Raptor.

     During 1994, the Company exercised an option to acquire four barge drilling rigs from an affiliate of Falcon for a price of $7 million, consisting of $6 million cash and $1 million in assumed debt. The assets and liabilities in this acquisition were recorded at the seller's historical net book value. The purchase price in excess of the seller's historical cost of $1.4 million was recorded as a reduction in Falcon's accumulated earnings.

     In June 1994, Falcon entered into an agreement with Eilert-Olsen Investments, Inc. (Eilert-Olsen), to buy the equity interest of Eilert-Olsen for a nominal purchase price. In June of 1994, Eilert-Olsen acquired three barge drilling rigs for a cost of approximately $2.8 million consisting of cash of approximately $900,000 and the assumption of debt of approximately $1.9 million secured by the three barge drilling rigs. Falcon advanced $900,000 to Eilert-Olsen in June of 1994 and has subsequently advanced approximately $265,000, $803,000 and $453,000 to pay principal and interest due on this debt for the years ended December 31, 1994, 1995 and 1996, respectively. Due to Falcon's affiliation with Eilert-Olsen, the financial statements of Eilert-Olsen and the option to purchase Eilert-Olsen from inception have been consolidated with the financial statements of Falcon and, accordingly, the accounts and transactions between Falcon and Eilert-Olsen have been eliminated in consolidation.

     Through 1995, Falcon paid a quarterly fee to a privately held company controlled by a stockholder, for financial advisory services. The fee is tied proportionately to the aggregate total of the stockholder's equity investment in Falcon. Falcon paid $247,000 and $126,000 for such services for the years ended December 31, 1994 and 1995, respectively.

     In 1995 and 1996, Falcon paid $478,000 and $852,925, respectively, to Bantam Services, Inc. under a contract pursuant to which Bantam is to supply, at cost, groceries and supplies to be used on certain of Falcon's rigs. Bantam is entitled under the contract to bill third parties for meals and lodging supplied to their personnel on such rigs. In the absence of such contract, Falcon would be entitled to bill the third parties for the food and lodging provided. Bantam is owned by an officer of Falcon Workover, a wholly-owned subsidiary of Falcon.

11. SUPPLEMENTAL GUARANTOR INFORMATION:

     Falcon's obligations under the 9 3/4% Notes and Floating Rates Notes are fully and unconditionally guaranteed by Falcon and each of Falcon's directly held subsidiaries and certain of Falcon's indirectly held

                 FALCON DRILLING COMPANY, INC. AND SUBSIDIARIES subsidiaries on a joint and several basis. The indenture and note purchase agreement under which the 9 3/4% Notes and Floating Rates Notes were issued provides for acquired subsidiaries subsequent to the issuance of the 9 3/4% Notes and Floating Rates Notes to be designated as guarantors of the 9 3/4% Notes and Floating Rates Notes.

     The indentures pursuant to which the 9 3/4% Notes, the Floating Rate Notes, the 8 7/8% Notes and the Subordinated Notes were issued provide that 12 specified barge rigs are to be nonrecourse rigs whereby Falcon has the option to transfer such nonrecourse barge rigs to nonguarantor subsidiaries at any time; provided, however, that Falcon may, at its option and at any time, designate up to two of its barge rigs in substitution for any two of the designated nonrecourse barge rigs. In addition, up to two of Falcon's jackup rigs may be designated nonrecourse rigs provided certain financial tests are met.

     During December 1994, Falcon transferred three nonrecourse barge rigs to a newly formed nonguarantor subsidiary, Falcon Drilling de Venezuela, Inc. During March 1995, Falcon Drilling de Venezuela, Inc., was merged with a guarantor subsidiary of Falcon in connection with the issuance of the Subordinated Notes, and the three barge rigs previously designated as nonrecourse rigs ceased being nonrecourse rigs. The following condensed consolidating financial statements are presented for purposes of complying with the reporting requirements of the parent company and the subsidiaries which are guarantors under the 9 3/4% Notes and Floating Rate Notes. Falcon believes that separate financial statements and other disclosures of the guarantors are not material.

                 FALCON DRILLING COMPANY, INC. AND SUBSIDIARIES

            CONDENSED CONSOLIDATING BALANCE SHEET--DECEMBER 31, 1996

                                 (IN THOUSANDS)

                                     ASSETS

                                           FALCON DRILLING    GUARANTOR     NONGUARANTOR
                                            COMPANY, INC.    SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                           ---------------   ------------   ------------   ------------   ------------
CURRENT ASSETS:
  Cash and cash equivalents..............     $ 82,559         $  2,491        $   --       $      --       $ 85,050
  Accounts receivable, net...............       27,510           44,081            --              --         71,591
  Other current assets...................          130            9,803            --              --          9,933
                                              --------         --------        ------       ---------       --------
          Total current assets...........      110,199           56,375            --              --        166,574
EQUIPMENT AND PROPERTY, net..............        9,503          455,951         2,508              --        467,962
OTHER ASSETS, net........................            0           17,506            --              --         17,506
INTERCOMPANY AND INVESTMENT IN
  SUBSIDIARIES...........................      463,932               --            --        (463,932)             0
                                              --------         --------        ------       ---------       --------
          Total assets...................     $583,634         $529,832        $2,508       $(463,932)      $652,042
                                              ========         ========        ======       =========       ========

                                         LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable and accrued
     liabilities.........................     $ 19,196         $ 35,120        $   --       $      --       $ 54,316
  Debt due within one year...............          689            1,667           390              --          2,746
                                              --------         --------        ------       ---------       --------
       Total current liabilities.........       19,885           36,787           390              --         57,062
LONG-TERM DEBT, net......................      290,000            1,667           638              --        292,305
DEFERRED INCOME TAXES....................           --           28,927            --              --         28,927
STOCKHOLDERS' EQUITY:
  Partnership capital....................           --           56,672            --         (56,672)            --
  Common stock...........................          393               --            --              --            393
  Preferred stock, Series A..............           --               --            --              --             --
  Additional paid-in capital.............      238,565          341,807         1,954        (343,761)       238,565
  Accumulated earnings (deficit).........       34,790           63,973          (474)        (63,499)        34,790
                                              --------         --------        ------       ---------       --------
          Total stockholders' equity.....      273,748          462,452         1,480        (463,932)       273,748
                                              --------         --------        ------       ---------       --------
          Total liabilities and
            stockholders' equity.........     $583,633         $529,833        $2,508       $(463,932)      $652,042
                                              ========         ========        ======       =========       ========

                 FALCON DRILLING COMPANY, INC. AND SUBSIDIARIES

            CONDENSED CONSOLIDATING BALANCE SHEET--DECEMBER 31, 1995

                                 (IN THOUSANDS)

                                     ASSETS

                                          FALCON DRILLING     GUARANTOR     NONGUARANTOR
                                           COMPANY, INC.     SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                          ----------------   ------------   ------------   ------------   ------------
CURRENT ASSETS:
  Cash and cash equivalents.............      $    141         $  8,875        $   --       $      --       $  9,016
  Accounts receivable, net..............        11,953           26,047            --              --         38,000
  Other current assets..................         2,524            2,364            --              --          4,888
                                              --------         --------        ------       ---------       --------
          Total current assets..........        14,618           37,286            --              --         51,904
EQUIPMENT AND PROPERTY, net.............        18,598          244,313         2,697              --        265,608
OTHER ASSETS, net.......................           137           23,374                            --         23,511
INTERCOMPANY AND INVESTMENT IN
  SUBSIDIARIES..........................       268,118               --            --        (268,118)            --
                                              --------         --------        ------       ---------       --------
          Total assets..................      $301,471         $304,973        $2,697       $(268,118)      $341,023
                                              ========         ========        ======       =========       ========

                                         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued
     liabilities........................      $  8,985         $ 22,482        $   --       $      --       $ 31,467
  Debt due within one year..............         1,969            1,666           364              --          3,999
                                              --------         --------        ------       ---------       --------
          Total current liabilities.....        10,954           24,148           364              --         35,466
LONG-TERM DEBT, net.....................       175,000            3,334         1,028              --        179,362
DEFERRED INCOME TAXES...................                         10,679                                       10,679
STOCKHOLDERS' EQUITY:
  Partnership capital...................            --           56,672            --         (56,672)            --
  Common stock..........................           352               --            --              --            352
  Additional paid-in capital............       112,854          191,921         1,603        (193,525)       112,853
  Accumulated earnings (deficit)........         2,311           18,219          (298)        (17,921)         2,311
                                              --------         --------        ------       ---------       --------
          Total stockholders' equity....       115,517          266,812         1,305        (268,118)       115,516
                                              --------         --------        ------       ---------       --------
          Total liabilities and
            stockholders' equity........      $301,471         $304,973        $2,697       $(268,118)      $341,023
                                              ========         ========        ======       =========       ========

                 FALCON DRILLING COMPANY, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

                      FOR THE YEAR ENDED DECEMBER 31, 1996

                                 (IN THOUSANDS)

                                      FALCON DRILLING     GUARANTOR     NONGUARANTOR
                                       COMPANY, INC.     SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                      ----------------   ------------   ------------   ------------   ------------
OPERATING REVENUES..................      $ 12,533         $306,808        $  --         $     --       $319,341
COSTS AND EXPENSES:
  Operating costs...................         8,406          190,349           --               --        198,755
  General and administrative........           542           17,634           --               --         18,176
  Depreciation......................           759           27,927          189               --         28,875
                                          --------         --------        -----         --------       --------
OPERATING INCOME....................         2,826           70,898         (189)              --         73,535
OTHER (INCOME) EXPENSE:
  Interest expense..................        23,472              331           91               --         23,894
  Other (income) expense, net.......           145           (2,058)          --               --         (1,913)
  Equity in income of
     subsidiaries...................       (45,578)              --           --           45,578             --
                                          --------         --------        -----         --------       --------
INCOME (LOSS) BEFORE INCOME TAXES...        24,787           72,625         (280)         (45,578)        51,554
INCOME TAX PROVISION (BENEFIT)......        (7,692)          26,871         (104)              --         19,075
                                          --------         --------        -----         --------       --------
NET INCOME (LOSS)...................      $ 32,479         $ 45,754        $(176)        $(45,578)      $ 32,479
                                          ========         ========        =====         ========       ========

                 FALCON DRILLING COMPANY, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

                      FOR THE YEAR ENDED DECEMBER 31, 1995

                                 (IN THOUSANDS)

                                       FALCON DRILLING    GUARANTOR     NONGUARANTOR
                                        COMPANY, INC.    SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                       ---------------   ------------   ------------   ------------   ------------
OPERATING REVENUES...................     $ 11,726         $165,779        $  --         $     --       $177,505
COSTS AND EXPENSES:
  Operating costs....................        8,495          112,497           --               --        120,992
  General and administrative
     expenses........................          471           13,400           --               --         13,871
  Depreciation.......................          837           15,548          142               --         16,527
                                          --------         --------        -----         --------       --------
OPERATING INCOME.....................        1,923           24,334         (142)              --         26,115
OTHER (INCOME) EXPENSE:
  Interest expense...................       17,103            8,191          110           (7,383)        18,021
  Other (income) expense, net........         (612)          (8,504)          --            7,383         (1,733)
  Equity in income of subsidiaries...      (14,446)              --           --           14,446             --
                                          --------         --------        -----         --------       --------
INCOME (LOSS) BEFORE INCOME TAXES AND
  MINORITY INTEREST..................         (122)          24,647         (252)         (14,446)         9,827
INCOME TAX PROVISION (BENEFIT).......       (6,468)          10,052         (103)              --          3,481
                                          --------         --------        -----         --------       --------
INCOME (LOSS) BEFORE MINORITY
  INTEREST...........................        6,346           14,595         (149)         (14,446)         6,346
MINORITY INTEREST....................        1,291               --           --               --          1,291
                                          --------         --------        -----         --------       --------
NET INCOME (LOSS)....................     $  5,055         $ 14,595        $(149)        $(14,446)      $  5,055
                                          ========         ========        =====         ========       ========

                 FALCON DRILLING COMPANY, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

                      FOR THE YEAR ENDED DECEMBER 31, 1994

                                 (IN THOUSANDS)

                                      FALCON DRILLING     GUARANTOR     NONGUARANTOR
                                       COMPANY, INC.     SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                      ----------------   ------------   ------------   ------------   ------------
OPERATING REVENUES..................      $65,968          $68,553         $3,982        $    --        $138,503
COSTS AND EXPENSES:
  Operating costs...................       47,712           44,215          3,329             --          95,256
  General and administrative
     expenses.......................       10,853            1,027              7             --          11,887
     Depreciation...................        3,704            5,371            370             --           9,445
                                          -------          -------         ------        -------        --------
OPERATING INCOME....................        3,699           17,940            276             --          21,915
OTHER (INCOME) EXPENSE:
  Interest expense..................       11,377              735             50           (116)         12,046
  Other (income) expense, net.......       (2,083)             688             --            116          (1,279)
  Equity in income of
     subsidiaries...................       (9,711)              --             --          9,711              --
                                          -------          -------         ------        -------        --------
INCOME (LOSS) BEFORE INCOME TAXES
  AND MINORITY INTEREST.............        4,116           16,517            226         (9,711)         11,148
INCOME TAX PROVISION (BENEFIT)......       (3,800)           6,937             95             --           3,232
                                          -------          -------         ------        -------        --------
INCOME (LOSS) BEFORE MINORITY
  INTEREST..........................        7,916            9,580            131         (9,711)          7,916
MINORITY INTEREST...................        3,486               --             --             --           3,486
                                          -------          -------         ------        -------        --------
NET INCOME (LOSS)...................      $ 4,430          $ 9,580         $  131        $(9,711)       $  4,430
                                          =======          =======         ======        =======        ========

                 FALCON DRILLING COMPANY, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

                      FOR THE YEAR ENDED DECEMBER 31, 1996

                                 (IN THOUSANDS)

                                          FALCON DRILLING     GUARANTOR     NONGUARANTOR
                                           COMPANY, INC.     SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                          ----------------   ------------   ------------   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss).....................      $ 32,479        $  45,754        $(176)        $(45,578)     $  32,479
  Adjustments to reconcile net income
    (loss) to net cash provided by (used
    in) operating activities --
  Equity in unconsolidated
    subsidiaries........................       (45,578)              --           --           45,578             --
  Depreciation and amortization.........         3,685           27,903          189               --         31,777
  Realized gain on the sale of assets...            --           (2,290)          --               --         (2,290)
  Provision for deferred income tax.....            --           18,248           --               --         18,248
  Changes in current assets and
    liabilities and intercompany
    balances............................       (72,524)          57,011          351               --        (15,162)
                                              --------        ---------        -----         --------      ---------
      Net cash provided by (used in)
         operating activities...........       (81,938)         146,626          364               --         65,052
                                              --------        ---------        -----         --------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of equipment and property...       (62,594)        (154,551)          --               --       (217,145)
  Refunds on drillpipe, rigs and
    equipment, net of deposits..........         6,505               --           --               --          6,505
  Proceeds from sale of equipment and
    property............................            --            3,208           --               --          3,208
                                              --------        ---------        -----         --------      ---------
      Net cash used in investing
         activities.....................       (56,089)        (151,343)          --               --       (207,432)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of debt......................       187,000               --           --               --        187,000
  Issuance of common stock, net.........       110,753               --           --               --        110,753
  Payments of outstanding debt..........       (73,279)          (1,667)        (364)              --        (75,310)
  Debt issuance costs...................        (4,029)              --           --               --         (4,029)
                                              --------        ---------        -----         --------      ---------
      Net cash provided by (used in)
         financing activities...........       220,445           (1,667)        (364)              --        218,414
                                              --------        ---------        -----         --------      ---------
NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS...........................        82,418           (6,384)          --               --         76,034
CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD.............................           141            8,875           --               --          9,016
                                              --------        ---------        -----         --------      ---------
CASH AND CASH EQUIVALENTS AT END OF
  PERIOD................................      $ 82,559        $   2,491        $  --         $     --      $  85,050
                                              ========        =========        =====         ========      =========

                 FALCON DRILLING COMPANY, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

                      FOR THE YEAR ENDED DECEMBER 31, 1995

                                 (IN THOUSANDS)

                                           FALCON DRILLING     GUARANTOR     NONGUARANTOR
                                            COMPANY, INC.     SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                           ----------------   ------------   ------------   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)......................      $  5,055         $ 14,595        $(149)        $(14,446)     $   5,055
  Adjustments to reconcile net income
    (loss) to net cash provided by (used
    in) operating activities --
  Equity in unconsolidated
    subsidiaries.........................       (14,446)              --           --           14,446             --
  Depreciation and amortization..........         1,075           17,450          142               --         18,667
  Realized gain on the sale of assets....            --             (962)          --               --           (962)
  Minority interest in earnings of
    subsidiary...........................         1,291               --           --               --          1,291
  Provision for deferred income taxes....            --            3,481           --               --          3,481
  Foreign currency translation gain......          (857)            (166)          --               --         (1,023)
  Changes in current assets and current
    liabilities and intercompany
    balances.............................       (88,637)          85,339          346               --         (2,952)
                                               --------         --------        -----         --------      ---------
         Net cash provided by (used in)
           operating activities..........       (96,519)         119,737          339               --         23,557
                                               --------         --------        -----         --------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of equipment and property....        (5,939)         (98,199)          --               --       (104,138)
  Deposits on drillpipe, rigs and
    equipment............................       (11,155)              --           --               --        (11,155)
  Distribution for minority owner's
    interest in Blake Workover...........            --           (1,804)          --               --         (1,804)
  Proceeds from sale of equipment and
    property.............................            --            3,201           --               --          3,201
                                               --------         --------        -----         --------      ---------
         Net cash used in investing
           activities....................       (17,094)         (96,802)          --               --       (113,896)
                                               --------         --------        -----         --------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of debt.......................        50,000               --           --               --         50,000
  Payments of outstanding debt...........            --          (18,732)        (339)              --        (19,071)
  Borrowings pursuant to revolving credit
    facility.............................        28,000               --           --               --         28,000
  Payments of amounts borrowed pursuant
    to revolving credit facility.........       (28,000)              --           --               --        (28,000)
  Issuance of common stock...............        70,423               --           --               --         70,423
  Debt issuance costs....................        (2,125)              --           --               --         (2,125)
  Redemption of preferred stock..........        (3,500)              --           --               --         (3,500)
  Dividends on preferred stock...........        (1,019)              --           --               --         (1,019)
                                               --------         --------        -----         --------      ---------
         Net cash provided by (used in)
           financing activities..........       113,779          (18,732)        (339)              --         94,708
                                               --------         --------        -----         --------      ---------
EFFECT OF EXCHANGE RATES ON CASH.........           (25)            (196)          --               --           (221)
NET INCREASE IN CASH AND CASH
  EQUIVALENTS............................           141            4,007           --               --          4,148
CASH AND CASH EQUIVALENTS AT BEGINNING OF
  PERIOD.................................            --            4,868           --               --          4,868
                                               --------         --------        -----         --------      ---------
CASH AND CASH EQUIVALENTS AT END OF
  PERIOD.................................      $    141         $  8,875        $  --         $     --      $   9,016
                                               ========         ========        =====         ========      =========

                 FALCON DRILLING COMPANY, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

                      FOR THE YEAR ENDED DECEMBER 31, 1994

                                 (IN THOUSANDS)

                                           FALCON DRILLING     GUARANTOR     NONGUARANTOR
                                            COMPANY, INC.     SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                           ----------------   ------------   ------------   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income.............................      $  4,430         $  9,580        $ 131         $ (9,711)     $   4,430
  Adjustments to reconcile net income to
    net cash provided by (used in)
    operating activities --
  Equity in unconsolidated
    subsidiaries.........................        (9,711)              --           --            9,711             --
  Depreciation and amortization..........         4,394            5,371          370               --         10,135
  Realized gain on the sale of assets....        (1,097)            (240)          --               --         (1,337)
  Minority interest in earnings of
    subsidiary...........................         3,486               --           --               --          3,486
  Provision for deferred income taxes....            --            1,643           --                           1,643
  Changes in current assets and current
    liabilities and intercompany
    balances.............................        12,247          (11,783)        (190)              --            274
                                               --------         --------        -----         --------      ---------
         Net cash provided by operating
           activities....................        13,749            4,571          311               --         18,631
                                               --------         --------        -----         --------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of equipment.................       (45,955)          (4,313)         (80)              --        (50,348)
  Purchase of FALRIG Corporation.........       (25,389)              --           --               --        (25,389)
  Purchase of FALRIG USA.................       (28,015)              --           --               --        (28,015)
  Proceeds from sale of equipment........         1,098            1,452           --               --          2,550
                                               --------         --------        -----         --------      ---------
         Net cash used in investing
           activities....................       (98,261)          (2,861)         (80)              --       (101,202)
                                               --------         --------        -----         --------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of debt.......................       120,000               --           --               --        120,000
  Payments of outstanding debt...........       (34,225)            (832)        (231)              --        (35,288)
  Borrowings pursuant to revolving credit
    facility.............................         5,000                                                         5,000
  Debt issuance costs....................        (5,130)              --           --               --         (5,130)
  Retirement of preferred stock..........        (3,500)              --           --               --         (3,500)
  Dividends on preferred stock...........          (351)              --           --               --           (351)
                                               --------         --------        -----         --------      ---------
         Net cash provided by (used in)
           financing activities..........        81,794             (832)        (231)              --         80,731
                                               --------         --------        -----         --------      ---------
NET INCREASE (DECREASE) IN CASH AND CASH
  AND CASH EQUIVALENTS...................        (2,718)             878           --               --         (1,840)
CASH AND CASH EQUIVALENTS AT BEGINNING OF
  YEAR...................................         2,718            3,990           --               --          6,708
                                               --------         --------        -----         --------      ---------
CASH AND CASH EQUIVALENTS AT END OF
  YEAR...................................      $     --         $  4,868        $  --         $     --      $   4,868
                                               ========         ========        =====         ========      =========

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not Applicable.

                                    PART III

     Certain information required by Part III is omitted from this Report in that the Registrant will file its definitive Proxy Statement for its Annual Meeting of Stockholders to be held on May 29, 1997 pursuant to Regulation 14A of the Securities Exchange Act of 1934 (the "Proxy Statement") not later than 120 days after the end of the fiscal year covered by this Report, and certain information included in the Proxy Statement is incorporated herein by reference.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The following table sets forth certain information with respect to the executive officers and directors of the Company:

                 NAME                    AGE                      POSITION
                 ----                    ---                      --------
Steven A. Webster......................  45    Chairman of the Board and Chief Executive
                                               Officer
Bernie W. Stewart......................  52    Chief Operating Officer
Robert H. Reeves, Jr...................  60    Executive Vice President
Robert F. Fulton.......................  45    Executive Vice President
Michael E. Blake.......................  38    President of the Falcon Workover Company, Inc.
Rodney W. Meisetschlaeger..............  43    Vice President -- Offshore Operations
Steven R. Meheen.......................  40    Vice President -- Deepwater Operations
Lloyd M. Pellegrin.....................  49    Vice President -- Administration
Don P. Rodney..........................  49    Vice President -- Finance
Leighton E. Moss.......................  46    Vice President and General Counsel
Purnendu Chatterjee....................  46    Director(1)
Douglas A.P. Hamilton..................  50    Director(2)
Kenneth H. Hannan, Jr..................  55    Director(2)
James R. Latimer, III..................  51    Director
Michael E. Porter......................  49    Director
William R. Ziegler.....................  54    Director(1)

---------------

(1) Member of Compensation Committee

(2) Member of Audit Committee

     Mr. Webster, a director and the Chairman, Chief Executive Officer and Treasurer of the Company since its organization in 1991, is a founder and original investor in the Company and its predecessors, which commenced operation in 1988. In addition to his administrative duties, Mr. Webster has been responsible for developing the Company's strategic plan, raising capital and implementing its acquisition program. He serves as a director of DI Industries, Inc.(a land drilling contractor), a director of Crown Resources Corporation (a mining company), and as a trust manager of Camden Property Trust (a real estate investment trust). Mr. Webster is also general partner of Equipment Asset Recovery Fund (an investment fund).

     Mr. Stewart joined Falcon in April 1996 as Chief Operating Officer. From 1993 until joining Falcon, Mr. Stewart was Chief Operating officer for Hornbeck Offshore Services, Inc., an offshore supply boat operator, where he was responsible for overall supervision of that company's operations. From 1986 until 1993, he was President of Western Oceanics, Inc., an offshore drilling contractor.

     Mr. Robert H. Reeves, Jr., Executive Vice President of the Company since January 1993, is responsible for managing the Company's domestic barge rig business. Mr. Reeves joined Two R Drilling Company, Inc. in 1961 and served as its President from 1974 until joining the Company in December 1992.

     Mr. Fulton, Executive Vice President of the Company since January 1, 1995, is the Company's chief financial officer, responsible for overseeing accounting, financial and general administrative matters. From 1991 until joining the Company in 1995, Mr. Fulton served as an executive officer of Chiles Offshore Corporation (recently merged with Noble Drilling Corporation to form Noble Offshore Corporation), most recently as Senior Vice President and Chief Financial Officer.

     Mr. Blake, President of Falcon Workover Company, Inc. since January 1996, was president of the joint venture that had operated the Company's workover business since its formation in April 1994 until December 31, 1996. Prior to that time, he was president of Blake Drilling and Workover Company and certain predecessor companies from 1986, and has been employed by companies engaged in shallow-water barge drilling operations since 1981.

     Mr. Meisetschlaeger, Vice President -- Offshore Operations of the Company since 1993, is responsible for managing the Company's domestic offshore operations and Venezuelan operations. He served in a similar capacity for the Huthnance Drilling Division of W.R. Grace & Co. from 1981 until joining the Company 1993.

     Mr. Meheen, Vice President -- Deepwater Operations of the Company since January 1995, is responsible for developing and operation of the Company's deepwater business. Mr. Meheen has been employed in offshore operations since 1976 for Santa Fe Drilling, Maretech Pacific Ltd. and as a consultant with Mobil Oil.

     Mr. Pellegrin, Vice President -- Administration of the Company since November 1992, has primary responsibility for administrative matters, personnel safety and risk management. He held a similar position with Atlantic Pacific Marine Company, where he worked from 1977 until joining the Company in 1992.

     Mr. Rodney, Vice President -- Finance of the Company since 1993, has overall responsibility for the accounting and control functions for both the offshore and barge divisions. He worked for Atlantic Pacific Marine Company from 1977 through 1992, serving as controller for his last nine years.

     Mr. Moss, Vice President and General Counsel of the Company, joined the Company on January 1, 1996, and is primarily responsible for management of the legal affairs of the Company. From October 1995 until joining the Company, Mr. Moss was a member of the law firm of Gardere Wynne Sewell & Riggs, L.L.P. For more than five years prior to October 1995, Mr. Moss was a member of the law firm of Sewell & Riggs, P.C.

     Dr. Chatterjee, a director of the Company since 1993, is an investor in public and private companies and has been associated with the George Soros organization for approximately nine years. A corporation controlled by Dr. Chatterjee is the general partner of a limited partnership that constitutes the Company's largest stockholder group. In January 1993, Dr. Chatterjee, without admitting or denying the charges, resolved an action brought by the Commission alleging that he had disclosed material non-public information by paying a fine and consenting to an injunction that requires, among other things, observance of applicable securities laws and regulations.

     Mr. Hamilton, a director of the Company since 1992, is a private investor who is one of the Company's original investors. He has experience in executive management in various businesses and has been an investor in oil and gas ventures since 1983.

     Mr. Hannan, a director of the Company since 1991, is President of Colonial Navigation, a New York based shipping company that is affiliated with the shipping interests of Francis and Marios Stafilopatis. Entities owned by Stafilopatis family were early investors in the Company.

     Mr. Latimer, a director of the Company since 1993, is an independent oil and gas operator and investor based in Dallas. He has experience managing a large institutional portfolio of oil and gas properties and as a management consultant. Mr. Latimer is also the President of Raptor Exploration Company, Inc., a wholly owned subsidiary of the Company through which the Company participates in oil and gas exploration and production activities.

     Dr. Porter, a director since January 1, 1997, is the C. Roland Christensen Professor of Business Administration at the Harvard Business School, a position he has held for more than the past five years. He is also a director of Alpha-Beta Technology, Inc., Parametric Technology Corporation and ThermoQuest Corporation.

     Mr. Ziegler, a director of the Company since 1991, is a partner of the law firm of Parson & Brown and was a partner in the law firm of Whitman Breed Abbott & Morgan and a predecessor firm until May 1994. Both firms have acted as counsel to the Company. He is also a director of DI Industries, Inc. (a land drilling contractor).

     The officers of the Company are elected by the Board of Directors and serve until removed by the Board or until their death or resignation. Certain officers have employment contracts with the Company. A description of such employments contracts will be contained in the Company's Proxy Statement which will be filed with the Securities and Exchange Commission within 120 days after the fiscal year covered by this Report, and is incorporated herein by reference.

     All of the directors of the Company except for Mr. Porter were initially elected pursuant to a stockholders agreement entered into by four major stockholder groups. The provisions of this agreement relating to the election of directors terminated in August, 1995 upon the initial public offering of the Company's Common Stock. Mr. Latimer and Mr. Ziegler were re-elected at the annual stockholders meeting in May 1996, after the expiration of these provisions. Certificate of Incorporation and Bylaws provide that the Board is divided into three classes of directors and that the directors are elected for staggered three-year terms. The terms of Mr. Hannan and Dr. Porter expire at the annual meeting of stockholders in 1997, and it is anticipated that they will be nominated and will stand for re-election. The terms of Mr. Webster, Dr. Chatterjee and Mr. Hamilton expire in 1998, and the terms of Mr. Latimer and Mr. Ziegler expire in 1999.

     Certain information required by Item 10 will be contained in the Company's Proxy Statement which will be filed with the Securities and Exchange Commission within 120 days after the fiscal year covered by this Report, and is incorporated herein by reference. In this regard, specific reference is made to the headings "Employment Agreements", "Transactions with Related Parties", and "Section 16(a) Reporting Delinquencies" under the "Executive Compensation" section of the Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by Item 11 is incorporated herein by reference to the Proxy Statement. In this regard, specific reference is made to the sections entitled "Election of Directors" and "Executive Compensation" in the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by Item 12 will be contained in the Company's Proxy Statement which will be filed with the Securities and Exchange Commission within 120 days after the fiscal year covered by this Report, and is incorporated herein by reference. In this regard, specific reference is made to the section entitled "Security Ownership of Certain Beneficial Owners and Management."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by Item 13 will be contained in the Company's Proxy Statement which will be filed with the Securities and Exchange Commission within 120 days after the fiscal year covered by this Report, and is incorporated herein by reference. In this regard, specific reference is made to the headings entitled "Transactions with Related Parties" and "Family Relationships" under the "Executive Compensation" section of the Proxy Statement.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a) The following documents are filed as part of this Report:

         (1) See Index to Financial Statements set forth at Item 8.

         (2) Financial Statement Schedules: None

         (3) Exhibits

      EXHIBIT NO.                                DESCRIPTION
      -----------                                -----------
           3.1           -- Certificate of Incorporation of the Company(1)
           3.2.          -- By-Laws of the Company(1)
           4.1           -- Indenture dated as of January 15, 1994, between the
                            Company and Texas Commerce Bank National Association,
                            including a form of Note(2)
           4.1(a)        -- Supplemental Indenture dated as of June 3, 1994, pursuant to which Falcon Workover Company, Inc., became a
                            Guarantor(3)
           4.1(b)        -- Supplemental Indenture dated as of June 28, 1994,
                            pursuant to which Raptor Exploration Company, Inc. and
                            FALRIG Offshore (USA), L.P., and FALRIG Offshore Partners
                            became Guarantors(3)
           4.1(c)        -- Supplemental Indenture dated as of December 30, 1994,
                            pursuant to which Falcon Inland, Inc., Falcon Services
                            Company, Inc. and FALRIG de Venezuela, Inc. became
                            Guarantors(4)
           4.3           -- Floating Rate Senior Note Purchase Agreement, dated as of
                            February 23, 1994, by and between the Company and
                            Crescent/Mach I partners, L.P., including a form of
                            Note(5)
           4.3(a)        -- Joinder Agreement dated as of June 3, 1994, pursuant to which Falcon Workover Company, Inc. became a Guarantor(5)
           4.3(b)        -- Joinder Agreement dated as of June 28, 1994, pursuant to which Raptor Exploration Company, Inc., FALRIG Offshore
                            (USA), L.P., and FALRIG Offshore partners became
                            Guarantors(5)
           4.3(c)        -- Joinder Agreement dated as of December 30, 1994, pursuant to which Falcon Inland, Inc., Falcon Services Company,
                            Inc. and FALRIG de Venezuela, Inc. became Guarantors(5).
           4.3(d)        -- Joinder Agreement dated as of March 1, 1996, pursuant to which Falcon Atlantic, Ltd., Falcon Drilling do Brasil,
                            Ltda., Falcon Drilling de Venezuela, Inc. and
                            Perforaciones FALRIG de Venezuela, C.A. became
                            Guarantors(9)
           4.4           -- Indenture dated as of March 15, 1995, between the Company and Texas Commerce Bank National Association, including a
                            form of Note(6)
           4.5           -- Registration Rights Agreement dated as of March 23, 1995, by and among the Company and Donaldson, Lufkin & Jenrette
                            Securities Corporation and Salomon Brothers Inc.(6)
           4.6           -- Indenture dated as of March 1, 1996, between the Company and Bank One, Texas, N. A., including a form of Note(7)

      EXHIBIT NO.                                DESCRIPTION
      -----------                                -----------
           4.7           -- Registration Rights Agreement dated as of March 7, 1996, by and among the Company and Donaldson, Lufkin & Jenrette
                            Securities Corporation and Salomon Brothers Inc.(7)
                           The Company hereby agrees to furnish to the Commission
                            upon its request any instrument defining the rights of
                           holders of long-term debt of the Company and its
                           consolidated subsidiaries and for any of its
                           unconsolidated subsidiaries for which financial statements are required to be filed with respect to long-term debt
                           not being registered which does not exceed 10% of the
                           total assets of the Company and its subsidiaries on a
                           consolidated basis.
           9             -- Voting Trust Agreement dated as of November 12, 1991,
                            between Lydia Richardson and Linda Webster as common
                            stockholders and Steven A. Webster as voting trustee(2)
           9.1(a)        -- Amendment to Voting Trust Agreement dated as of November
                            1, 1995(9)
           9.2           -- Voting Trust Agreement dated as of November 21, 1989,
                            between Lydia Richardson and Linda Webster as common
                            stockholders and Steven A. Webster as voting trustee(1)
           9.3           -- Voting Trust Agreement dated as of May 30, 1990, between
                            Lydia Richardson and Linda Webster as common stockholders
                            and Steven A. Webster as voting trustee(1)
          10.1           -- Second Amended Stockholders' Agreement dated as of
                            January 29, 1993, by and among the stockholders
                            thereto(2)
          10.2           -- Registration Rights Agreement dated as of January 29,
                            1993, as amended, by and among S-C Rig Investments, L.P.
                            and the Company(2)
          10.3           -- Shadow Warrant of the Company dated January 29, 1993,
                            issued to S-C Rig Investments, L.P., together with Notice
                            of Exercise Event Occurrence dated as of July 31, 1993,
                            Form of Exercise dated as of July 31, 1993, Form of
                            Notice of Exercise Form dated as of March 31, 1994 and
                            Form of Exercise dated as of March 31, 1994(2)
          10.4           -- 1992 Stock Option Plan of the Company(2)
          10.5           -- Lease Agreement dated as of January 29, 1993, between the
                            Company and Oren and Estelle Meaux Amy(3)
          10.6           -- 1994 Stock Option Plan of the Company(4)
          10.7           -- Employment Agreement dated January 30, 1995 between the
                            Company and Steven A. Webster(1)
          10.8           -- Credit Agreement dated as of September 12, 1994, by and among the Company and certain of its affiliates, as
                            borrowers, and Banque Paribas and Arab Banking
                            Corporation (B.S.C.), as co-agents(4)
          10.9(a)        -- First Amendment, dated as of September 28, 1994, to
                            Credit Agreement(4)
          10.9(b)        -- Second Amendment, dated as of January 31, 1995, to Credit
                            Agreement(4)
          10.9(c)        -- Third Amendment, dated as of March 22, 1995, to Credit
                            Agreement(6)
          10.9(d)        -- Fourth Amendment, dated as of January 24, 1996, to Credit
                            Agreement(9)
          10.9(e)        -- Fifth Amendment, dated as of March 4, 1996, to Credit
                            Agreement(9)
          10.10          -- Uncommitted Acquisition Credit Agreement dated as of
                            January 24, 1996, between the Company and Banque
                            Paribas(9)
          10.10(a)       -- First Amendment, dated as of March 4, 1996, to
                            Uncommitted Acquisition Credit Agreement(9)

      EXHIBIT NO.                                DESCRIPTION
      -----------                                -----------
          10.11          -- 1995 Stock Option Plan of the Company(4)
          10.12          -- Purchase Agreement dated as of March 16, 1995, by and
                            between the Company and Donaldson, Lufkin & Jenrette
                            Securities Corporation, including a form of Registration
                            Rights Agreement(4)
          10.13          -- Agreement of Sale, dated July 14, 1995, among the
                            Company, Rowan Companies, Inc., and Rowan International,
                            Inc., relating to the purchase of three barge drilling
                            rigs by the Company(5)
          10.14          -- Bank Earn-Out Agreement, dated as of December 23, 1992, by and between the Company and Whitney National Bank(5)
          10.15          -- Senior Executive Incentive Compensation Agreement, dated as of December 24, 1992, by and among the Company, Robert
                            H. Reeves, Jr., and Charles E. Reeves(5)
          10.16          -- Drilling Rig Purchase Agreement dated August 14, 1995, by and among Sonat Offshore Ventures Inc. and Sonat Offshore
                            Drilling Inc. (collectively, "Sonat") as sellers and the
                            Company as buyer, as amended by Sales Agreement Amendment
                            dated September 21, 1995 among Sonat, the Company and
                            FALRIG Offshore, Inc., a wholly-owned subsidiary of the
                            Company(8)
          10.17          -- Agreement dated December 8, 1995, between UME Drilling
                            Co., Ltd. and Falcon Drilling Company, Inc.(9)
          10.18          -- Memorandum of Agreement dated February 7, 1996, among
                            Pelerin Shipping, Ltd., Internationale de Travaux et de
                            Materiel SARL and the Company(9)
          10.19          -- Management Agreement dated February 7, 1996, between
                            Foramer S.A. and the Company(9)
          10.20          -- Purchase Agreement dated March 4, 1996, by and between
                            Salomon Brothers Inc., and Donaldson, Lufkin & Jenrette
                            Securities Corporation, as the initial purchasers, and
                            the Company(9)
          10.21          -- Registration Rights Agreement dated as of October 20,
                            1995, by and among the Company and the holders and former
                            holders of Class B Warrants of the Company and agreed to
                            by S-C Rig Investments, L.P.(9)
          10.22          -- Agreement and Plan of Merger dated August 15, 1995, by
                            and among the Company, Sanderling Drilling and Blake
                            Holding Co., Inc.(9)
          10.23          -- Registration Rights Agreement dated August 15, 1995,
                            between the Company and Blake Holding Co., Inc.(9)
          10.24          -- Credit Agreement dated as of November 12, 1996, among the
                            Company, Banque Paribas and Arab Banking Corporation
                            (B.S.C.) relating to a $25 million facility.
          10.25          -- Credit Agreement dated as of November 12, 1996, among the
                            Company, Banque Paribas and Arab Banking Corporation
                            (B.S.C.) relating to a $40 million facility.
          10.26          -- Registration Rights Agreement dated December 10, 1996,
                            between the Company and KS Deepsea Drillships.

      EXHIBIT NO.                                DESCRIPTION
      -----------                                -----------
          10.27          -- Lease and Agreement dated January 1, 1997, between W&H
                            Ventures, L.L.C. and Double Eagle Marine, Inc.
          10.28          -- Bareboat Charter Agreement dated December 10, 1996
                            between the Company and Hyde Offshore Limited Partnership
          21             -- Subsidiaries of the Company
          23             -- Consent of Arthur Andersen LLP
          27             -- Financial Data Schedule. This schedule is being submitted as an exhibit only in electronic format, and shall not be
                            deemed filed for purposes of Section 11 of the Securities
                            Act, Section 18 of the Securities Exchange Act of 1934,
                            or Section 323 of the Trust Indenture Act of 1939.

---------------

(1) Incorporated by reference to Amendment No. 2 to the Company's Registration Statement on Form S-1 filed on July 6, 1995 (Registration No. 33-84582).

(2) Incorporated by reference to the Company's Registration Statement on Form S-4 filed on April 29, 1994 (Registration No. 33-78369).

(3) Incorporated by reference to Amendment No. 1 to the Company's Registration Statement on Form S-4 filed on June 30, 1994 (Registration No. 33-78360).

(4) Incorporated by reference to the Company's Annual Report on form 10-K for the year ended December 31, 1994.

(5) Incorporated by reference to Amendment No. 3 to the Company's Registration Statement of Form S-1 filed on July 19, 1995 (Registration No. 33-84582).

(6) Incorporated by reference to the Company's Registration Statement on Form S-4 filed on March 24, 1995 (Registration No. 33-90582).

(7) Incorporated by reference to the Company's Registration Statement on Form S-4 filed on March 8, 1996 (Registration No. 333-2114).

(8) Incorporated by reference to the Company's Current Report on Form 8-K dated September 21, 1995.

(9) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

     (b) Reports on Form 8-K:

          No Reports on Form 8-K were filed during the fourth quarter of 1996.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 28, 1997                       Falcon Drilling Company, Inc.
                                                (Registrant)

                                            By:     /s/ STEVEN A. WEBSTER
                                              ----------------------------------
                                                      Steven A. Webster
                                                 Chairman and Chief Executive
                                                            Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on March 28, 1997.

                      SIGNATURE                                     TITLE
                      ---------                                     -----

                /s/ STEVEN A. WEBSTER                  Chairman, Director, and Chief
-----------------------------------------------------    Executive Officer (Principal
                  Steven A. Webster                      Executive Officer)

                /s/ ROBERT F. FULTON                   Executive Vice President
-----------------------------------------------------    (Principal Financial Officer
                  Robert F. Fulton                       and Principal Accounting
                                                         Officer)

                                                       Director
-----------------------------------------------------
                 Purnendu Chatterjee

              /s/ DOUGLAS A.P. HAMILTON                Director
-----------------------------------------------------
                Douglas A.P. Hamilton

                                                       Director
-----------------------------------------------------
               Kenneth H. Hannan, Jr.

              /s/ JAMES R. LATIMER, III                Director
-----------------------------------------------------
                James R. Latimer, III

                                                       Director
-----------------------------------------------------
                  Michael E. Porter

               /s/ WILLIAM R. ZIEGLER                  Director
-----------------------------------------------------
                 William R. Ziegler

                               INDEX TO EXHIBITS

      EXHIBIT NO.                                DESCRIPTION
      -----------                                -----------

           3.1           -- Certificate of Incorporation of the Company(1)
           3.2.          -- By-Laws of the Company(1)
           4.1           -- Indenture dated as of January 15, 1994, between the
                            Company and Texas Commerce Bank National Association,
                            including a form of Note(2)
           4.1(a)        -- Supplemental Indenture dated as of June 3, 1994, pursuant to which Falcon Workover Company, Inc., became a
                            Guarantor(3)
           4.1(b)        -- Supplemental Indenture dated as of June 28, 1994,
                            pursuant to which Raptor Exploration Company, Inc. and
                            FALRIG Offshore (USA), L.P., and FALRIG Offshore Partners
                            became Guarantors(3)
           4.1(c)        -- Supplemental Indenture dated as of December 30, 1994,
                            pursuant to which Falcon Inland, Inc., Falcon Services
                            Company, Inc. and FALRIG de Venezuela, Inc. became
                            Guarantors(4)
           4.3           -- Floating Rate Senior Note Purchase Agreement, dated as of
                            February 23, 1994, by and between the Company and
                            Crescent/Mach I partners, L.P., including a form of
                            Note(5)
           4.3(a)        -- Joinder Agreement dated as of June 3, 1994, pursuant to which Falcon Workover Company, Inc. became a Guarantor(5)
           4.3(b)        -- Joinder Agreement dated as of June 28, 1994, pursuant to which Raptor Exploration Company, Inc., FALRIG Offshore
                            (USA), L.P., and FALRIG Offshore partners became
                            Guarantors(5)
           4.3(c)        -- Joinder Agreement dated as of December 30, 1994, pursuant to which Falcon Inland, Inc., Falcon Services Company,
                            Inc. and FALRIG de Venezuela, Inc. became Guarantors(5).
           4.3(d)        -- Joinder Agreement dated as of March 1, 1996, pursuant to which Falcon Atlanctic, Ltd., Falcon Drilling do Brasil,
                            Ltda., Falcon Drilling de Venezuela, Inc. and
                            Perforaciones FALRIG de Venezuela, C.A. became
                            Guarantors(9)
           4.4           -- Indenture dated as of March 15, 1995, between the Company and Texas Commerce Bank National Association, including a
                            form of Note(6)
           4.5           -- Registration Rights Agreement dated as of March 23, 1995, by and among the Company and Donaldson, Lufkin & Jenrette
                            Securities Corporation and Salomon Brothers Inc.(6)
           4.6           -- Indenture dated as of March 1, 1996, between the Company and Bank One, Texas, N. A., including a form of Note(7)
           4.7           -- Registration Rights Agreement dated as of March 7, 1996, by and among the Company and Donaldson, Lufkin & Jenrette
                            Securities Corporation and Salomon Brothers Inc.(7)
                           The Company hereby agrees to furnish to the Commission
                            upon its request any instrument defining the rights of
                           holders of long-term debt of the Company and its
                           consolidated subsidiaries and for any of its
                           unconsolidated subsidiaries for which financial statements are required to be filed with respect to long-term debt
                           not being registered which does not exceed 10% of the
                           total assets of the Company and its subsidiaries on a
                           onsolidated basis.
           9             -- Voting Trust Agreement dated as of November 12, 1991,
                            between Lydia Richardson and Linda Webster as common
                            stockholders and Steven A. Webster as voting trustee(2)

      EXHIBIT NO.                                DESCRIPTION
      -----------                                -----------
           9.1(a)        -- Amendment to Voting Trust Agreement dated as of November
                            1, 1995(9)
           9.2           -- Voting Trust Agreement dated as of November 21, 1989,
                            between Lydia Richardson and Linda Webster as common
                            stockholders and Steven A. Webster as voting trustee(1)
           9.3           -- Voting Trust Agreement dated as of May 30, 1990, between
                            Lydia Richardson and Linda Webster as common stockholders
                            and Steven A. Webster as voting trustee(1)
          10.1           -- Second Amended Stockholders' Agreement dated as of
                            January 29, 1993, by and among the stockholders
                            thereto(2)
          10.2           -- Registration Rights Agreement dated as of January 29,
                            1993, as amended, by and among S-C Rig Investments, L.P.
                            and the Company(2)
          10.3           -- Shadow Warrant of the Company dated January 29, 1993,
                            issued to S-C Rig Investments, L.P., together with Notice
                            of Exercise Event Occurrence dated as of July 31, 1993,
                            Form of Exercise dated as of July 31, 1993, Form of
                            Notice of Exercise Form dated as of March 31, 1994 and
                            Form of Exercise dated as of March 31, 1994(2)
          10.4           -- 1992 Stock Option Plan of the Company(2)
          10.5           -- Lease Agreement dated as of January 29, 1993, between the
                            Company and Oren and Estelle Meaux Amy(3)
          10.6           -- 1994 Stock Option Plan of the Company(4)
          10.7           -- Employment Agreement dated January 30, 1995 between the
                            Company and Steven A. Webster(1)
          10.8           -- Credit Agreement dated as of September 12, 1994, by and among the Company and certain of its affiliates, as
                            borrowers, and Banque Paribas and Arab Banking
                            Corporation (B.S.C.), as co-agents(4)
          10.9(a)        -- First Amendment, dated as of September 28, 1994, to
                            Credit Agreement(4)
          10.9(b)        -- Second Amendment, dated as of January 31, 1995, to Credit
                            Agreement(4)
          10.9(c)        -- Third Amendment, dated as of March 22, 1995, to Credit
                            Agreement(6)
          10.9(d)        -- Fourth Amendment, dated as of January 24, 1996, to Credit
                            Agreement(9)
          10.9(e)        -- Fifth Amendment, dated as of March 4, 1996, to Credit
                            Agreement(9)
          10.10          -- Uncommitted Acquisition Credit Agreement dated as of
                            January 24, 1996, between the Company and Banque
                            Paribas(9)
          10.10(a)       -- First Amendment, dated as of March 4, 1996, to
                            Uncommitted Acquisition Credit Agreement(9)
          10.11          -- 1995 Stock Option Plan of the Company(4)
          10.12          -- Purchase Agreement dated as of March 16, 1995, by and
                            between the Company and Donaldson, Lufkin & Jenrette
                            Securities Corporation, including a form of Registration
                            Rights Agreement(4)
          10.13          -- Agreement of Sale, dated July 14, 1995, among the
                            Company, Rowan Companies, Inc., and Rowan International,
                            Inc., relating to the purchase of three barge drilling
                            rigs by the Company(5)
          10.14          -- Bank Earn-Out Agreement, dated as of December 23, 1992, by and between the Company and Whitney National Bank(5)
          10.15          -- Senior Executive Incentive Compensation Agreement, dated as of December 24, 1992, by and among the Company, Robert
                            H. Reeves, Jr., and Charles E. Reeves(5)

      EXHIBIT NO.                                DESCRIPTION
      -----------                                -----------
          10.16          -- Drilling Rig Purchase Agreement dated August 14, 1995, by and among Sonat Offshore Ventures Inc. and Sonat Offshore
                            Drilling Inc. (collectively, "Sonat") as sellers and the
                            Company as buyer, as amended by Sales Agreement Amendment
                            dated September 21, 1995 among Sonat, the Company and
                            FALRIG Offshore, Inc., a wholly-owned subsidiary of the
                            Company(8)
          10.17          -- Agreement dated December 8, 1995, between UME Drilling
                            Co., Ltd. and Falcon Drilling Company, Inc.(9)
          10.18          -- Memorandum of Agreement dated February 7, 1996, among
                            Pelerin Shipping, Ltd., Internationale de Travaux et de
                            Materiel SARL and the Company(9)
          10.19          -- Management Agreement dated February 7, 1996, between
                            Foramer S.A. and the Company(9)
          10.20          -- Purchase Agreement dated March 4, 1996, by and between
                            Salomon Brothers Inc., and Donaldson, Lufkin & Jenrette
                            Securities Corporation, as the initial purchasers, and
                            the Company(9)
          10.21          -- Registration Rights Agreement dated as of October 20,
                            1995, by and among the Company and the holders and former
                            holders of Class B Warrants of the Company and agreed to
                            by S-C Rig Investments, L.P.(9)
          10.22          -- Agreement and Plan of Merger dated August 15, 1995, by
                            and among the Company, Sanderling Drilling and Blake
                            Holding Co., Inc.(9)
          10.23          -- Registration Rights Agreement dated August 15, 1995,
                            between the Company and Blake Holding Co., Inc.(9)
          10.24          -- Credit Agreement dated as of November 12, 1996, among the
                            Company, Banque Paribas and Arab Banking Corporation
                            (B.S.C.) relating to a $25 million facility.
          10.25          -- Credit Agreement dated as of November 12, 1996, among the
                            Company, Banque Paribas and Arab Banking Corporation
                            (B.S.C.) relating to a $40 million facility.
          10.26          -- Registration Rights Agreement dated December 10, 1996,
                            between the Company and KS Deepsea Drillships.
          10.27          -- Lease and Agreement dated January 1, 1997, between W&H
                            Venturers, L.L.C. and Double Eagle Marine, Inc.
          10.28          -- Bareboat Charter Agreement dated December 10, 1996
                            between the Company and Hyde Offshore Limited Partnership
          21             -- Subsidiaries of the Company
          23             -- Consent of Arthur Andersen LLP
          27             -- Financial Data Schedule. This schedule is being submitted as an exhibit only in electronic format, and shall not be
                            deemed filed for purposes of Section 11 of the Securities
                            Act, Section 18 of the Securities Exchange Act of 1934,
                            or Section 323 of the Trust Indenture Act of 1939.

---------------

(1) Incorporated by reference to Amendment No. 2 to the Company's Registration Statement on Form S-1 filed on July 6, 1995 (Registration No. 33-84582).

(2) Incorporated by reference to the Company's Registration Statement on Form S-4 filed on April 29, 1994 (Registration No. 33-78369).

(3) Incorporated by reference to Amendment No. 1 to the Company's Registration Statement on Form S-4 filed on June 30, 1994 (Registration No. 33-78360).

(4) Incorporated by reference to the Company's Annual Report on form 10-K for the year ended December 31, 1994.

(5) Incorporated by reference to Amendment No. 3 to the Company's Registration Statement of Form S-1 filed on July 19, 1995 (Registration No. 33-84582).

(6) Incorporated by reference to the Company's Registration Statement on Form S-4 filed on March 24, 1995 (Registration No. 33-90582).

(7) Incorporated by reference to the Company's Registration Statement on Form S-4 filed on March 8, 1996 (Registration No. 333-2114).

(8) Incorporated by reference to the Company's Current Report on Form 8-K dated September 21, 1995.

(9) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.