Form 10-Q
period 1997-03-31
FALCON DRILLING CO INC
filed 1997-05-15
CIK 892179

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                   FORM 10-Q



(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


   For the Transition period from _________________ to _____________________


                        Commission file number: 0-26388


                         FALCON DRILLING COMPANY, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                           76-0351754
--------------------------------                     --------------------------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                           Identification No.)


   1900 W. Loop South
      Suite 1800
     Houston, Texas                                             77027
------------------------------                       --------------------------
  Address of Principal                                        (Zip Code)
   Executive offices)

Registrant's telephone number, including area code:       (713) 623-8984
                                                     --------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X       No
    ---         ---

The number of shares outstanding of the issuer's common stock, as of April 30, 1997: 39,374,406

                         FALCON DRILLING COMPANY, INC.


                               INDEX TO FORM 10-Q

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997


 Item Number                                     Description                                        Page Number
 -----------                                     -----------                                        -----------

                   Part I-

     1               Financial Statements-

                      Condensed Consolidated Balance Sheets as of March 31, 1997
                       (unaudited), and December 31, 1996                                                3

                      Unaudited Condensed Consolidated Statements of Operations for
                       the Three Months Ended March 31, 1997 and 1996                                    4

                      Unaudited Condensed Consolidated Statements of Cash Flows for
                       the Three Months Ended March 31, 1997 and 1996                                    5

                    Notes to Unaudited Condensed Consolidated Financial Statements                       6

        2           Management's Discussion and Analysis of Financial Condition and
                      Results of Operations                                                             17

                   Part II-

        1           Legal Proceedings                                                                   21

        6           Exhibits and Reports on Form 8-K                                                    22

                         PART I - FINANCIAL INFORMATION

                         ITEM 1 - FINANCIAL STATEMENTS

                 FALCON DRILLING COMPANY, INC. AND SUBSIDIARIES


                     CONDENSED CONSOLIDATED BALANCE SHEETS

                      (IN THOUSANDS EXCEPT SHARE AMOUNTS)



                                                                                   MARCH 31,     DECEMBER 31,
                                                                                     1997            1996
                                                                                 ------------    ------------
                                                                                  (UNAUDITED)
                                        ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                     $     56,775    $     85,050
   Accounts receivable, net of allowance for doubtful accounts of $1,471 at
     March 31, 1997, and December 31, 1996                                             73,683          71,591
   Other current assets                                                                14,949           9,933
                                                                                 ------------    ------------

                     Total current assets                                             145,407         166,574

EQUIPMENT AND PROPERTY:
   Drilling rigs and equipment                                                        541,529         520,025
   Vessels and other equipment                                                         30,771           6,803
                                                                                 ------------    ------------
                                                                                      572,300         526,828
   Less-Accumulated depreciation                                                      (67,094)        (58,866)
                                                                                 ------------    ------------
                                                                                      505,206         467,962

OTHER ASSETS                                                                           17,107          17,506
                                                                                 ------------    ------------
                     Total assets                                                $    667,720    $    652,042
                                                                                 ============    ============

                         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable and accrued liabilities                                      $     44,433    $     53,903
   Income tax payable                                                                     933             413
   Debt due within one year                                                             3,269           2,746
                                                                                 ------------    ------------
                     Total current liabilities                                         48,635          57,062

LONG-TERM DEBT, less current portion                                                  289,537         292,305

DEFERRED INCOME TAXES                                                                  38,384          28,927

COMMITMENTS AND CONTINGENCIES                                                            --              --

STOCKHOLDERS' EQUITY:
   Common stock, $.01 par value, 100,000,000 shares authorized; 39,369,406 and
     39,285,473 shares issued and outstanding at March 31, 1997, and
     December 31, 1996, respectively                                                      394             393
   Additional paid-in capital                                                         239,016         238,565
   Accumulated earnings                                                                51,754          34,790
                                                                                 ------------    ------------
                     Total stockholders' equity                                       291,164         273,748
                                                                                 ------------    ------------
                     Total liabilities and stockholders' equity                  $    667,720    $    652,042
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

                 FALCON DRILLING COMPANY, INC. AND SUBSIDIARIES


           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)



                                                       THREE MONTHS
                                                      ENDED MARCH 31,
                                                ----------------------------
                                                   1997             1996
                                                ------------    ------------
                                                         (UNAUDITED)
OPERATING REVENUES                              $    109,945    $     56,134

COSTS AND EXPENSES:
   Operating costs                                    62,947          38,144
   General and administrative expenses                 6,986           4,568
   Depreciation                                        8,235           6,033
                                                ------------    ------------

OPERATING INCOME                                      31,777           7,389

OTHER (INCOME) EXPENSE:
   Interest expense                                    5,168           5,710
   Amortization of deferred costs                        613             595
   Other (income) expense, net                          (931)           (631)
                                                ------------    ------------

INCOME BEFORE INCOME TAXES                            26,927           1,715

INCOME TAX PROVISION                                   9,963             720
                                                ------------    ------------

NET INCOME APPLICABLE TO COMMON SHARES          $     16,964    $        995
                                                ============    ============

NUMBER OF COMMON AND COMMON EQUIVALENT SHARES
  USED IN COMPUTING EARNINGS PER SHARE            39,843,985      35,893,122
                                                ============    ============

NET INCOME PER COMMON SHARE                     $        .43    $        .03
                                                ============    ============




              The accompanying notes are an integral part of these
            unaudited condensed consolidated financial statements.

                 FALCON DRILLING COMPANY, INC. AND SUBSIDIARIES


           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)


                                                                                 THREE MONTHS
                                                                                ENDED MARCH 31,
                                                                         ----------------------------
                                                                             1997            1996
                                                                         ------------    ------------
                                                                                  (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                            $     16,964    $        995
   Adjustments to reconcile net income to net cash provided
     by operating activities-
       Depreciation and amortization                                            8,848           6,628
       Realized gain on sale of assets                                           (116)           (213)
       Provision for deferred income taxes                                      9,458             720
       Changes in assets and liabilities-
         Accounts receivable, trade                                            (2,092)         (8,797)
         Other assets                                                          (5,230)          2,608
         Accounts payable and accrued liabilities                              (8,951)            161
                                                                         ------------    ------------
                    Net cash provided by operating activities                  18,881           2,102
                                                                         ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of equipment and property                                        (43,074)        (53,523)
   Refunds (deposits) made for drill pipe, rigs and equipment, net               --               950
   Purchase of Double Eagle Marine, net of cash acquired                       (2,410)           --
   Proceeds from the sale of equipment and property                               121             413
                                                                         ------------    ------------
                    Net cash used in investing activities                     (45,363)        (52,160)
                                                                         ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Issuance of debt                                                              --           152,000
   Payments of outstanding debt                                                (2,245)        (39,211)
   Issuance of common stock                                                       452             178
   Debt issuance costs                                                           --            (3,681)
                                                                         ------------    ------------
                    Net cash provided by financing activities                  (1,793)        109,286
                                                                         ------------    ------------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                          (28,275)         59,228

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                               85,050           9,016
                                                                         ------------    ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                               $     56,775    $     68,224
                                                                         ============    ============
SUPPLEMENTAL CASH FLOW DISCLOSURES:
   Interest paid                                                         $     14,220    $      9,855
   Income taxes paid                                                     $        259    $       --



              The accompanying notes are an integral part of these
             unaudited condensed consolidated financial statements.

                 FALCON DRILLING COMPANY, INC. AND SUBSIDIARIES


         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1997


1.       BASIS OF PRESENTATION
         AND SIGNIFICANT ACTIVITIES:

         The accompanying unaudited condensed consolidated financial statements of the Company for the three months ended March 31, 1997 and 1996, have been prepared without an audit pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments, which consist of normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. Operating results for the interim periods are not necessarily indicative of the results that can be expected for a full year. It is suggested that these interim condensed consolidated financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Company's latest annual report filed on Form 10-K.

         The Company holds a 37.5 percent effective interest in a Venezuelan joint venture which operates two barge drilling rigs in Venezuela. The Company accounts for its interests in the Venezuelan joint venture under the cost method as Falcon does not currently exercise significant influence over the venture. Through December 31, 1995, the Company had received cash distributions of approximately $1.5 million of which $600,000 was recorded as a reduction of the investment in the joint venture in order to reduce the investment to zero, and the balance was recognized as revenues. During 1996 and the three months ended March 31, 1997, the Company had received additional cash distributions of approximately $1,195,000 and $357,000, respectively which were recorded as revenues in the condensed consolidated statements of operations.

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

         The following table presents the computation of common and common equivalent shares used in computing primary earnings per share:



                                                                  THREE MONTHS
                                                                  ENDED MARCH 31,
                                                           ----------------------------
                                                              1997             1996
                                                           ------------    ------------
                                                                   (UNAUDITED)
Weighted average shares of common stock
    outstanding                                              39,338,242      35,289,541
Weighted average of common stock equivalents                    728,836         992,427
Effect of shares issuable pursuant to stock option plans
    using the treasury stock method                            (223,093)       (388,846)
                                                           ------------    ------------

Shares used in computing earnings per share                  39,843,985      35,893,122
                                                           ============    ============


         In February 1997, the Financial Accounting Standards Board issued Statement of Accounting Standards No. 128, Earnings Per Share (SFAS No. 128). For the Company, SFAS No. 128 will be effective for the year ended December 31, 1997. SFAS No. 128 simplifies the standards required under current accounting rules for computing earnings per share and replaces the presentation of primary earnings per share and fully diluted earnings per share with a presentation of basic earnings per share (basic EPS) and diluted earnings per share (diluted
EPS). Basic EPS excludes dilution and is determined by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if contracts to issue common stock were exercised or converted into common stock. Diluted EPS is computed similarly to fully diluted earnings per share under current accounting rules.

         The implementation of SFAS No. 128 is not expected to have a material effect on the Company's earnings per share as determined under current accounting rules.

                 FALCON DRILLING COMPANY, INC. AND SUBSIDIARIES

3.       LONG-TERM DEBT:

         The Company had the following debt outstanding as of March 31, 1997 and December 31, 1996 (in thousands):

                                                                 MARCH 31,     DECEMBER 31,
                                                                   1997           1996
                                                               ------------    ------------
                                                                (UNAUDITED)
8-7/8% Senior Notes, due 2003                                  $    120,000    $    120,000
9-3/4% Senior Notes, due 2001                                       110,000         110,000
Floating Rate Notes, bearing interest at LIBOR plus 3.5%,
   redeemable in varying amounts beginning in 1998                   10,000          10,000
12-1/2% Senior Subordinated Notes, due 2005                          50,000          50,000
Borrowings pursuant to revolving loan facilities                       --              --
Note payable to a bank, at LIBOR plus 1.5% through
   maturity at December 31, 1999                                        206             689
Notes payable by affiliates, secured by certain rigs,
   at 7.0%, due in varying amounts commencing
   July 1994 with final payment due June 30, 1999                       933           1,029
Secured promissory note payable to Grace Offshore
   Company at 8.7%, secured by certain FALRIG Partnership
   jackup rigs, final payment due March 31, 1998                      1,667           3,333
                                                               ------------    ------------
                                                                    292,806         295,051
Less-Amounts due within one year                                     (3,269)         (2,746)
                                                               ------------    ------------
                                                               $    289,537    $    292,305
                                                               ============    ============

         The 8-7/8% Senior Notes mature on March 15, 2003, and bear interest at a rate of 8.875%, payable semiannually on March 15 and September 15. The 9-3/4% Senior Notes mature on January 15, 2001, and bear interest at a rate of 9.75%, payable semiannually on January 15 and July 15. The Floating Rate Notes bear interest at LIBOR plus 3.5%. Principal amounts of the Floating Rate Notes are due in payments of $1.0 million, $2.0 million and $2.0 million in January 1998, 1999, and 2000, respectively, with the balance due January 24, 2001. The 12-1/2% Senior Subordinated Notes mature on March 15, 2005, and bear interest at a rate of 12.5% payable semiannually on March 15 and September 15.

         In order to provide an additional source of funds, the Company has a revolving credit facility with three banks providing for borrowings of up to $65.0 million, which consists of (i) a $25 million revolving loan facility secured by accounts receivable, maturing in November 1999, and (ii) a $40 million revolving loan facility secured by certain drilling rigs and receivables, maturing in November 1998.

         The $25.0 million facility provides for interest at LIBOR plus 1% to 1-1/2% (depending on outstanding borrowings) or the greater of prime or 1/2% over the federal funds rate. The $40.0 million facility provides for interest at LIBOR plus 2% or the greater of prime plus 1/2% or the federal funds rate plus 1%. The Company had no borrowings outstanding under either facility as of December 31, 1996 and March 31, 1997.

                 FALCON DRILLING COMPANY, INC. AND SUBSIDIARIES

4.       COMMITMENTS AND CONTINGENCIES:

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

         The Company entered into contingent profits interest agreements during 1992 associated with certain acquisitions. The agreements require annual payments of 15 percent of an agreed-upon amount to be paid to the previous rig owners and a former mortgage holder. This agreed-upon amount can be generally described as domestic barge net income less overhead, depreciation and interest attributable to these operations. At March 31, 1997, payments of approximately $1.5 million have been made pursuant to these agreements. These payments have been recorded as an addition to rigs and equipment. The agreements remain in effect through 1997, and payments are not to exceed $5 million in the aggregate.

COMMITMENTS RELATING TO CERTAIN RIGS

         Falcon has entered into an agreement to purchase three barge drilling rigs for an approximate cost of $5.25 million. At March 31, 1997, Falcon had made deposits of approximately $500,000 which have been included in other assets. The Company has commenced a legal action to enforce its rights under that contract. Management of Falcon believes the deposit on these rigs is refundable should the delivery of these rigs not be accomplished.

         During 1996, the Company entered into several leasing arrangements with various parties for the use of one drillship, one jackup rig, one barge drilling rig, and two barge workover rigs. At December 31, 1996, future minimum lease payments relating to these agreements are $9.7 million in 1997, $9.7 million in 1998, $8.6 million in 1999 and $855,000 in 2000. The lease agreements for the barge drilling rig and one of the barge workover rigs provides for additional rental payments based upon revenues of certain of the Company's barge rigs. The Company has the option to purchase the leased drillship and jackup, and the purchase of either such rig by the Company would terminate its obligation to make further lease payments with respect to such rig.

         In April 1997, Falcon entered into letters of intent with two customers to provide, under long term contracts, two dynamically-positioned drillships to be designated the Peregrine IV and Peregrine VI. The Company plans to complete and deliver these two vessels prior to year end 1998. The Peregrine IV will be completed at an estimated cost of $140 million utilizing the drillship hull and engine package that the Company acquired in late 1996 from the Kherson shipyard for approximately $8.0 million. Upon completion this vessel will mobilize to Brazil where it will commence operations under a six year drilling contract. The Peregrine VI will be completed at an estimated cost of $150 million by conversion of the 135,000 ton bulk carrier formerly known as the Coastal Golden which Falcon purchased in January 1997 for approximately $7.5 million. Following completion, this vessel will mobilize to the U.S. Gulf of Mexico where it will commence operations under a three year drilling contract.

         The Company is in the process of finalizing negotiations for a shipyard and third party construction manager for the work on both the Peregrine IV and Peregrine VI. The Company anticipates that these contracts will be "time and materials" type contracts rather than fixed price or turnkey contracts with on-site construction management provided by Falcon and its construction manager.

                 FALCON DRILLING COMPANY, INC. AND SUBSIDIARIES

5.       SUPPLEMENTAL GUARANTOR INFORMATION:

         Falcon's obligations under the 9-3/4% Notes and Floating Rates Notes are fully and unconditionally guaranteed by Falcon and each of Falcon's directly held subsidiaries and certain of Falcon's indirectly held subsidiaries on a joint and several basis. The indenture and note purchase agreement under which the 9-3/4% Notes and Floating Rates were issued provides for acquired subsidiaries subsequent to the issuance of the 9-3/4% Notes and Floating Rates Notes to be designated as guarantors of the 9-3/4% Notes and Floating Rates Notes.

         The following condensed consolidating financial statements are presented for purposes of complying with the reporting requirements of the parent company and the subsidiaries which are guarantors under the 9-3/4% Notes and Floating Rates Notes. Falcon believes that separate financial statements and other disclosures of the guarantors are not material.

                 FALCON DRILLING COMPANY, INC. AND SUBSIDIARIES

             CONDENSED CONSOLIDATING BALANCE SHEET--MARCH 31, 1997

                                 (IN THOUSANDS)

                                  (UNAUDITED)




                                   FALCON DRILLING  GUARANTOR      NONGUARANTOR
                                    COMPANY, INC.  SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                   --------------  ------------    ------------    ------------    ------------
              ASSETS

CURRENT ASSETS:
   Cash and cash equivalents        $     49,522   $      7,253    $       --      $       --      $     56,775
   Accounts receivable, net               29,903         43,780            --              --            73,683
   Other current assets                       33         14,916            --              --            14,949
                                    ------------   ------------    ------------    ------------    ------------

     Total current assets                 79,458         65,949            --              --           145,407

EQUIPMENT AND PROPERTY, net
                                           9,311        493,434           2,461            --           505,206

OTHER ASSETS                                --           17,107            --              --            17,107

INTERCOMPANY AND INVESTMENT IN
   SUBSIDIARIES                          513,331           --              --          (513,331)           --
                                    ------------   ------------    ------------    ------------    ------------

     Total assets                   $    602,100   $    576,490    $      2,461    $   (513,331)   $    667,720
                                    ============   ============    ============    ============    ============

          LIABILITIES AND
       STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable and accrued
     liabilities                    $     20,730   $     24,636    $       --      $       --      $     45,366
   Debt due within one year                1,206          1,666             397            --             3,269
                                    ------------   ------------    ------------    ------------    ------------

     Total current liabilities            21,936         26,302             397            --            48,635

LONG-TERM DEBT, net                      289,000           --               537            --           289,537

DEFERRED INCOME TAXES                       --           38,384            --              --            38,384

STOCKHOLDERS' EQUITY:
   Partnership capital                      --           56,672            --           (56,672)           --
   Common stock                              394           --              --              --               394
   Additional paid-in capital            239,016        371,296           2,042        (373,338)        239,016
   Accumulated earnings
     (deficit)                            51,754         83,836            (515)        (83,321)         51,754
                                    ------------   ------------    ------------    ------------    ------------

     Total stockholders' equity          291,164        511,804           1,527        (513,331)        291,164
                                    ------------   ------------    ------------    ------------    ------------

     Total liabilities and
       stockholders' equity         $    602,100   $    576,490    $      2,461    $   (513,331)   $    667,720
                                    ============   ============    ============    ============    ============

                 FALCON DRILLING COMPANY, INC. AND SUBSIDIARIES

            CONDENSED CONSOLIDATING BALANCE SHEET--DECEMBER 31, 1996

                                 (IN THOUSANDS)


                                   FALCON DRILLING     GUARANTOR      NONGUARANTOR
              ASSETS                 COMPANY, INC.    SUBSIDIARIES    SUBSIDIARIES       ELIMINATIONS     CONSOLIDATED
                                    --------------   --------------   --------------    --------------    --------------
CURRENT ASSETS:
   Cash and cash equivalents        $       82,559   $        2,491   $         --      $         --      $       85,050
   Accounts receivable, net                 27,510           44,081             --                --              71,591
   Other current assets                        130            9,803             --                --               9,933
                                    --------------   --------------   --------------    --------------    --------------

     Total current assets                  110,199           56,375             --                --             166,574

EQUIPMENT AND PROPERTY, net                  9,503          455,951            2,508              --             467,962

OTHER ASSETS                                  --             17,506             --                --              17,506

INTERCOMPANY AND INVESTMENT IN
   SUBSIDIARIES                            463,932             --               --            (463,932)             --
                                    --------------   --------------   --------------    --------------    --------------

     Total assets                   $      583,634   $      529,832   $        2,508    $     (463,932)   $      652,042
                                    ==============   ==============   ==============    ==============    ==============

          LIABILITIES AND
       STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable and accrued
     liabilities                    $       19,196   $       35,120   $         --      $         --      $       54,316
   Debt due within one year                    689            1,667              390              --               2,746
                                    --------------   --------------   --------------    --------------    --------------

     Total current liabilities              19,885           36,787              390              --              57,062

LONG-TERM DEBT, net                        290,000            1,667              638              --             292,305

DEFERRED INCOME TAXES                         --             28,927             --                --              28,927

STOCKHOLDERS' EQUITY:
   Partnership capital                        --             56,672             --             (56,672)             --
   Common stock                                393             --               --                --                 393
   Additional paid-in capital              238,565          341,807            1,954          (343,761)          238,565


   Accumulated earnings (deficit)           34,790           63,973             (474)          (63,499)           34,790
                                    --------------   --------------   --------------    --------------    --------------

     Total stockholders' equity            273,748          462,452            1,480          (463,932)          273,748
                                    --------------   --------------   --------------    --------------    --------------

     Total liabilities and
       stockholders' equity         $      583,633   $      529,833   $        2,508    $     (463,932)   $      652,042
                                    ==============   ==============   ==============    ==============    ==============

                 FALCON DRILLING COMPANY, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

                   FOR THE THREE MONTHS ENDED MARCH 31, 1997

                                 (IN THOUSANDS)

                                  (UNAUDITED)


                                     FALCON DRILLING      GUARANTOR        NONGUARANTOR
                                       COMPANY, INC.     SUBSIDIARIES      SUBSIDIARIES      ELIMINATIONS      CONSOLIDATED
                                      --------------    --------------    --------------    --------------    --------------
OPERATING REVENUES                    $        2,321    $      107,624    $         --      $         --      $      109,945

COSTS AND EXPENSES:
   Operating costs                             1,442            61,505              --                --              62,947
   General and administrative                    146             6,840              --                --               6,986
   Depreciation                                  192             7,996                47              --               8,235
                                      --------------    --------------    --------------    --------------    --------------

OPERATING INCOME                                 541            31,283               (47)             --              31,777

OTHER (INCOME) EXPENSE:
   Interest expense                            5,077                73                18              --               5,168
   Other (income) expense, net                     1              (319)             --                --                (318)
   Equity in income of subsidiaries          (19,822)             --                --              19,822              --
                                      --------------    --------------    --------------    --------------    --------------


INCOME (LOSS) BEFORE INCOME TAXES             15,285            31,529               (65)          (19,822)           26,927


INCOME TAX PROVISION (BENEFIT)                (1,679)           11,666               (24)             --               9,963
                                      --------------    --------------    --------------    --------------    --------------

NET INCOME (LOSS)                     $       16,964    $       19,863    $          (41)   $      (19,822)   $       16,964
                                      ==============    ==============    ==============    ==============    ==============

                 FALCON DRILLING COMPANY, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

                   FOR THE THREE MONTHS ENDED MARCH 31, 1996

                                 (IN THOUSANDS)

                                  (UNAUDITED)


                                      FALCON DRILLING     GUARANTOR        NONGUARANTOR
                                       COMPANY, INC.     SUBSIDIARIES      SUBSIDIARIES      ELIMINATIONS      CONSOLIDATED
                                      --------------    --------------    --------------    --------------    --------------
OPERATING REVENUES                    $        4,454    $       51,680    $         --      $         --      $       56,134

COSTS AND EXPENSES:
   Operating costs                             2,949            35,195              --                --              38,144
   General and administrative
     expenses                                    146             4,422              --                --               4,568
   Depreciation                                  323             5,694                16              --               6,033
                                      --------------    --------------    --------------    --------------    --------------

OPERATING INCOME                               1,036             6,369               (16)             --               7,389

OTHER (INCOME) EXPENSE:
   Interest expense                            5,576               109                25              --               5,710
   Other (income) expense, net                    64              (100)             --                --                 (36)
   Equity in income of subsidiaries           (3,665)             --                --               3,665              --
                                      --------------    --------------    --------------    --------------    --------------

INCOME (LOSS) BEFORE INCOME TAXES               (939)            6,360               (41)           (3,665)            1,715

INCOME TAX PROVISION (BENEFIT)                (1,934)            2,671               (17)             --                 720
                                      --------------    --------------    --------------    --------------    --------------

NET INCOME (LOSS)                     $          995    $        3,689    $          (24)   $       (3,665)   $          995
                                      ==============    ==============    ==============    ==============    ==============

                 FALCON DRILLING COMPANY, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

                   FOR THE THREE MONTHS ENDED MARCH 31, 1997

                                 (IN THOUSANDS)

                                  (UNAUDITED)

                                        FALCON DRILLING     GUARANTOR       NONGUARANTOR
                                         COMPANY, INC.     SUBSIDIARIES     SUBSIDIARIES       ELIMINATIONS      CONSOLIDATED
                                        --------------    --------------    --------------    --------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                         $       16,964    $       19,863    $          (41)   $      (19,822)   $       16,964
     Adjustments to reconcile net
       income to net cash provided
       by (used in) operating
       activities-
         Equity in unconsolidated
           subsidiaries                        (19,822)             --                --              19,822              --
         Depreciation and
           amortization                            192             8,609                47              --               8,848
         Realized gain on the sale
           of assets                              --                (116)             --                --                (116)
         Deferred income tax
           provision                              --               9,458              --                --               9,458
         Changes in current assets
           and current liabilities
           and intercompany balance            (30,340)           13,978                89              --             (16,273)
                                        --------------    --------------    --------------    --------------    --------------
   Net cash provided by (used in)
     operating activities                      (33,006)           51,792                95              --              18,881
                                        --------------    --------------    --------------    --------------    --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of equipment and
       property                                   --             (45,484)             --                --             (45,484)
     Refunds on drill pipe, rigs and
       equipment, net of deposits                 --                --                --                --                --
   Sale of equipment and property                 --                 121              --                --                 121
   Deferred costs of Venezuelan
     operations                                   --                --                --                --                --
   Net cash provided by (used
     in) investing activities                     --             (45,363)             --                --             (45,363)
                                        --------------    --------------    --------------    --------------    --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Issuance of debt                             --                --                --                --                --
     Proceeds from sale of stock                   452              --                --                --                 452
     Payments of outstanding debt                 (483)           (1,667)              (95)             --              (2,245)
     Stock issuance costs                         --                --                --                --                --
     Retirement and dividend on
       preferred stock                            --                --                --                --                --
        Debt issuance costs                       --                --                --                --                --
   Net cash provided by (used in)
     financing activities                          (31)           (1,667)              (95)             --              (1,793)
                                        --------------    --------------    --------------    --------------    --------------
NET INCREASE (DECREASE) IN CASH AND
        CASH EQUIVALENTS                       (33,037)            4,762              --                --             (28,275)

CASH AND CASH EQUIVALENTS AT
        BEGINNING OF YEAR                       82,559             2,491              --                --              85,050
                                        --------------    --------------    --------------    --------------    --------------
CASH AND CASH EQUIVALENTS AT END OF
   YEAR                                 $       49,522    $        7,253    $         --      $         --      $       56,775
                                        ==============    ==============    ==============    ==============    ==============

                 FALCON DRILLING COMPANY, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

                   FOR THE THREE MONTHS ENDED MARCH 31, 1996

                                 (IN THOUSANDS)

                                  (UNAUDITED)


                                        FALCON DRILLING     GUARANTOR       NONGUARANTOR
                                         COMPANY, INC.     SUBSIDIARIES     SUBSIDIARIES       ELIMINATIONS      CONSOLIDATED
                                        --------------    --------------    --------------    --------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                  $          995    $        3,689    $          (24)   $       (3,665)   $          995
     Adjustments to reconcile net
       income (loss) to net cash
       provided by (used in)
       operating activities-
         Equity in unconsolidated
           subsidiaries                         (3,665)             --                --               3,665              --
         Depreciation and
           amortization                            387             6,225                16              --               6,628
         Realized gain on the sale
           of assets                              --                (213)             --                --                (213)
         Provision for deferred
           income taxes                           --                 720              --                --                 720
         Changes in assets and
           liabilities                            (426)           (5,699)               97              --              (6,028)
                                        --------------    --------------    --------------    --------------    --------------

   Net cash provided by (used in)
     operating activities                       (2,709)            4,722                89              --               2,102
                                        --------------    --------------    --------------    --------------    --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of equipment and
       property                                (19,190)          (34,333)             --                --             (53,523)
     Refunds on drill pipe, rigs
       and equipment, net of
       deposits                                    950              --                --                --                 950

     Sale of equipment and property               --                 413              --                --                 413

     Intercompany advances                     (23,028)           23,028              --                --                --
                                        --------------    --------------    --------------    --------------    --------------

   Net cash used in
     investing activities                      (41,268)          (10,892)             --                --             (52,160)
                                        --------------    --------------    --------------    --------------    --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Issuance of debt                          152,000              --                --                --             152,000
     Payments of outstanding debt              (37,455)           (1,667)              (89)             --             (39,211)
     Issuance of common stock, net                 178              --                --                --                 178
     Debt issuance costs                        (3,681)             --                --                --              (3,681)
                                        --------------    --------------    --------------    --------------    --------------

   Net cash provided by (used in)
     financing activities                      111,042            (1,667)              (89)             --             109,286
                                        --------------    --------------    --------------    --------------    --------------

NET INCREASE  (DECREASE) IN CASH AND
   CASH EQUIVALENTS                             67,065            (7,837)             --                --              59,228

CASH AND CASH EQUIVALENTS AT

      BEGINNING OF YEAR                            141             8,875              --                --               9,016
                                        --------------    --------------    --------------    --------------    --------------

CASH AND CASH EQUIVALENTS AT END OF
   YEAR                                 $       67,206    $        1,038    $         --      $         --      $       68,244
                                        ==============    ==============    ==============    ==============    ==============

      ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                           AND RESULTS OF OPERATIONS


GENERAL

         The Company's financial condition and historical results of operations have been significantly affected by a series of acquisitions that have resulted in the Company's current fleet of rigs and vessels. As of April 30, 1997, the Company's active rig fleet was composed of 63 rigs, including 29 barge drilling rigs, ten barge workover rigs, 16 jackup drilling rigs, three submersible drilling rigs and five drillships. Included in these totals are one drillship, one jackup drilling rig, one barge drilling rig and two barge workover rigs leased from third parties. The Company also owned and operated 35 inland tugs and 29 utility barges as of April 30, 1997.

         Revenues. The Company's revenues are determined primarily by (a) the number of rigs it has available for service and (b) demand for contract drilling and workover services, which affects the utilization rate and day rates of the Company's active rigs. In response to increased demand, the Company has reactivated previously cold stacked rigs. In the future, the Company, in response to changes in demand, may withdraw rigs from active service or reactivate additional rigs, which could decrease or increase revenues, respectively.

         Operating Costs. Operating costs include all direct costs and expenditures associated with operating active units and cold stacking inactive units. These costs and expenditures vary based on rig utilization and the number of rigs actively marketed by the Company. These costs and expenditures include rig labor costs, repair, maintenance and supply expenditures, insurance costs, fuel costs, mobilization costs and other costs related to operations.

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

CHANGES IN FINANCIAL CONDITION

         The increase in active units and cash flow generated from operations were responsible for the significant changes in the Company's financial position between December 31, 1996, and March 31, 1997. The following are the most significant of the acquisitions and rig upgrades completed since December 31, 1996:

1) The acquisition, through three transactions, of 35 tugs and 29 utility barges for approximately $23.0 million.

2) The purchase for $7.5 million of a bulk carrier to be converted to a dynamically-positioned drillship.

3) The upgrades of a submersible and jackup rig for approximately $4.7 million.

4)   The upgrade of two drillships for approximately $4.4 million.

      ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

RESULTS OF OPERATIONS - FOR THE THREE MONTH PERIODS ENDED MARCH 31, 1997 AND
1996

Comparative data relating to the Company's revenues and operating expenses by major areas of operations are listed below:


                                                         THREE MONTHS
                                                             ENDED
                                                            MARCH 31,
                                                     -----------------------
                                                        1997         1996
                                                     ----------   ----------
                                                          (IN THOUSANDS)
Revenues-
   Domestic barge drilling                           $   38,569   $   18,089
   Domestic barge workover                                6,208        4,021
   Domestic offshore drilling                            34,276       21,544
   International shallow water drilling                  10,116       10,002
   Deepwater operations                                  16,432        2,478
   Marine operations                                      4,344         --
                                                     ----------   ----------
                                                     $  109,945   $   56,134
                                                     ==========   ==========

Operating costs-
   Domestic barge drilling                           $   23,303   $   13,237
   Domestic barge workover                                5,198        2,779
   Domestic offshore drilling                            16,985       15,103
   International shallow water drilling                   4,820        5,607
   Deepwater operations                                  10,170        1,418
   Marine operations                                      2,471         --
                                                     ----------   ----------
                                                     $   62,947   $   38,144
                                                     ==========   ==========

Rig operating income-
   Domestic barge drilling                           $   15,266   $    4,852
   Domestic barge workover                                1,010        1,242
   Domestic offshore drilling                            17,291        6,441
   International shallow water drilling                   5,296        4,395
   Deepwater operations                                   6,262        1,060
   Marine operations                                      1,873         --
                                                     ----------   ----------
                                                         46,998       17,990
   General and administrative expenses                    6,986        4,568
   Depreciation expense                                   8,235        6,033
                                                     ----------   ----------

       Operating income                              $   31,777   $    7,389
                                                     ==========   ==========

      ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

         Revenues. Revenues for the three months ended March 31, 1997, increased 95.9 percent, or $53.8 million as compared to the corresponding period in 1996. The increase in revenues reflects: (i) an increase in the number of units marketed and the overall utilization of the domestic barge drilling rigs; (ii) higher dayrates and utilization for the domestic offshore drilling rigs; (iii) the acquisition in December 1996 of the drillships Falcon Ice and Falcon Duchess, which began operations in December 1996 and February 1997, respectively; and (iv) the first quarter acquisition of the inland marine vessel operations.

         Operating Costs. The $24.8 million increase in rig operating costs was directly related to increased rig activity and fleet size.

         Operating Income. Operating income increased $24.4 million due primarily to increases in rig operating income. The increases in rig operating income were partially offset by (i) increases in general and administrative expenses, attributable primarily to increased shore-based activity in Brazil and the Far East and employee bonuses paid in 1997, and (ii) increases in depreciation expense, attributable to additional assets being placed in service.

         Interest Expense. Interest expense decreased $.5 million during the period primarily due to capitalization of interest associated with the drillship Peregrine I upgrade project.

         Other Income,  net. Other income increased by  approximately
$.3 million primarily as a result of higher interest income earned on the Company's available cash balances and gains on sales of equipment during the period.

         Net Income. Net income applicable to common shares increased by approximately $16.0 million during the 1997 period primarily as a result of an overall improvement in both barge and offshore domestic drilling operating results, increased capacity in the drillship operations and the addition of the inland marine vessel operations during the quarter.


LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided by operating activities was $18.9 million for the three months ended March 31, 1997, compared to $2.1 million for the comparable prior period. The $16.8 million increase was the result of improved operating results, partially offset by a decrease in the accounts payable and accrued liability component of working capital at March 31, 1997. Operating results improved primarily as a result of a significant expansion of the Company's operations.

         Net cash used in investing activities was $45.4 million compared to $52.2 million for the comparable prior period. The 1997 period investing activities consisted primarily of (i) tug and utility barge acquisition ($23.0 million), (ii) the purchase of a bulk carrier ($7.5 million), (iii) rig upgrades ($9.1 million). The 1996 period investing activities consisted primarily of (i) the purchase of a drillship ($23.5 million), (ii) the purchase of a submersible rig ($8.0 million), (iii) the purchase of a barge drilling rig ($6.0 million).

         Net cash provided by financing activities was negative $1.8 million for the three months ended March 31, 1997, compared to $109.3 million for the comparable prior period. The significantly higher figure for the 1996 period primarily reflects the Company's issuance of $120 million of Senior Notes in March, 1996.

      ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

         As of March 31, 1997, the Company had cash and credit availability under its lines of credit totaling approximately $121.8 million. In anticipation of the construction of the dynamically-positioned drillships, Peregrine IV and Peregrine VI, during 1997 and 1998 at a combined estimated cost of $290 million, the Company has initiated discussions with various financial institutions to seek a $200 - 300 million increase in its short-term credit availability. As of May 8, 1997, the Company had not committed nor has any lender agreed to provide any such new credit facility or facilities. The Company believes that it can successfully conclude negotiations with potential lenders regarding new credit facilities prior to commencement of the construction phase of the Peregrine IV and Peregrine VI projects. Without expanding its short-term credit availability, the Company's available funds, together with cash generated from operations would likely not be sufficient to fund its capital expenditure program, working capital and debt service requirements. Were such circumstances to occur, the Company would postpone or otherwise externally finance the Peregrine IV and/or Peregrine VI projects.

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

                          PART II - OTHER INFORMATION



ITEM 1 - LEGAL PROCEEDINGS

         Various claims have been filed against the Company in the ordinary course of business. These are primarily claims alleging personal injuries, which claims the Company believes are covered by insurance, subject to a deductible for each claim, which is borne by the Company. In addition to such claims, the Company is party to suits alleging patent infringement and breach of contract, which are not covered by insurance. In the opinion of management, no pending claims, actions or proceedings against the Company are expected to have a material adverse effect on its consolidated financial position or results of operations.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits:



EXHIBIT NO.                    DESCRIPTION
-----------                    -----------

    27           Falcon Drilling Company, Inc. and Subsidiaries
                 Financial Data Schedule



-------------------

         (b)  No reports were filed on Form 8-K during the period.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        Falcon Drilling Company, Inc.




Date:  May 14, 1997                     /s/ Robert F. Fulton
                                        ---------------------------------------
                                            Robert F. Fulton
                                            Executive Vice President and
                                            Chief Financial Officer

                 FALCON DRILLING COMPANY, INC. AND SUBSIDIARIES

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER                    DESCRIPTION
--------                  -----------

    27           Falcon Drilling Company, Inc. and
                 Subsidiaries Financial Data Schedule