Form 10-Q
period 1997-06-30
FALCON DRILLING CO INC
filed 1997-08-14
CIK 892179

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                   FORM 10-Q



(Mark One)
/X/      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                  EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997

                                       OR

/ /      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                  EXCHANGE ACT OF 1934


For the Transition period from _________________ to _____________________

Commission file number:  0-26388

                         FALCON DRILLING COMPANY, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             Delaware                                   76-0351754
-------------------------------                    -------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                     Identification No.)


         1900 W. Loop South
         Suite 1800
         Houston, Texas                                  77027
-------------------------------                    -------------------
       (Address of Principal                           (Zip Code)
        Executive offices)

Registrant's telephone number, including area code:     (713) 623-8984
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

Yes    /X/       No    / /

The number of shares outstanding of the issuer's common stock, as of July 31, 1997: 79,224,944

                         FALCON DRILLING COMPANY, INC.


                               INDEX TO FORM 10-Q

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997



   Item Number                                     Description                                        Page Number
   -----------                                     -----------                                        -----------
                   Part I-
        1             Financial Statements-

                        Condensed Consolidated Balance Sheets as of June 30, 1997 (unaudited),
                          and December 31, 1996                                                            3

                        Unaudited Condensed Consolidated Statements of Operations for the
                          Three Months and Six Months Ended June 30, 1997 and 1996
                                                                                                           4

                        Unaudited Condensed Consolidated Statements of Cash Flows for the Six
                          Months Ended June 30, 1997 and 1996                                              5

                      Notes to Unaudited Condensed Consolidated Financial Statements                       6

        2             Management's Discussion and Analysis of Financial Condition and Results
                        of Operations                                                                     17

                   Part II-
        2             Changes in Securities                                                               21

        4             Submission of Matters to a Vote of Security Holders                                 22

        6             Exhibits and Reports on Form 8-K                                                    23

                         PART I - FINANCIAL INFORMATION

                         ITEM 1 - FINANCIAL STATEMENTS

                 FALCON DRILLING COMPANY, INC. AND SUBSIDIARIES


                     CONDENSED CONSOLIDATED BALANCE SHEETS

                      (IN THOUSANDS EXCEPT SHARE AMOUNTS)


                                                                                               JUNE 30,      DECEMBER 31,
                                                                                                 1997           1996
                                                                                               ---------      ---------
                                                                                              (UNAUDITED)
                                        ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                                   $  23,631      $  85,050
   Accounts receivable, net of allowance for doubtful accounts of $1,471 and
     $1,495 at December 31, 1996 and June 30, 1997, respectively
                                                                                                  85,649         71,591
   Other current assets                                                                           16,663          9,933
                                                                                               ---------      ---------

                     Total current assets                                                        125,943        166,574

EQUIPMENT AND PROPERTY:
   Drilling rigs and equipment                                                                   613,479        520,025
   Vessels and other equipment                                                                    41,078          6,803
                                                                                               ---------      ---------
                                                                                                 654,557        526,828
   Less- Accumulated depreciation                                                                (75,482)       (58,866)
                                                                                               ---------      ---------
                                                                                                 579,075        467,962

OTHER ASSETS                                                                                      15,118         17,506
                                                                                               ---------      ---------

                     Total assets                                                              $ 720,136      $ 652,042
                                                                                               =========      =========

                         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable and accrued liabilities                                                    $  46,533      $  53,903
   Income tax payable                                                                                560            413
   Debt due within one year                                                                        3,071          2,746
                                                                                               ---------      ---------

                     Total current liabilities                                                    50,164         57,062

LONG-TERM DEBT, less current portion                                                             300,822        292,305

DEFERRED INCOME TAXES                                                                             51,491         28,927

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Common stock, $.01 par value, 100,000,000 shares authorized; 79,151,612 and
     78,570,946 shares issued and outstanding at June 30, 1997, and
     December 31, 1996, respectively                                                                 792            786
   Additional paid-in capital                                                                    241,365        238,172
   Accumulated earnings                                                                           75,502         34,790
                                                                                               ---------      ---------

                     Total stockholders' equity                                                  317,659        273,748
                                                                                               ---------      ---------

                     Total liabilities and stockholders' equity                                $ 720,136      $ 652,042
                                                                                               =========      =========


              The accompanying notes are an integral part of these
             unaudited condensed consolidated financial statements.

                 FALCON DRILLING COMPANY, INC. AND SUBSIDIARIES


           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                            THREE MONTHS                        SIX MONTHS
                                                           ENDED JUNE 30,                      ENDED JUNE 30,
                                                  ------------------------------      ------------------------------
                                                      1997              1996              1997              1996
                                                  ------------      ------------      ------------      ------------
                                                            (UNAUDITED)                        (UNAUDITED)
OPERATING REVENUES                                $    120,690      $     73,946      $    230,635      $    130,080

COSTS AND EXPENSES:
   Operating costs                                      62,954            47,634           125,901            85,778
   General and administrative expenses                   6,463             4,313            13,449             8,881
   Depreciation                                          8,687             7,045            16,922            13,078
                                                  ------------      ------------      ------------      ------------

OPERATING INCOME                                        42,586            14,954            74,363            22,343

OTHER (INCOME) EXPENSE:
   Interest expense                                      5,118             6,387            10,286            12,097
   Amortization of deferred costs                          616               706             1,229             1,301
   Other (income) expense, net                            (843)           (1,553)           (1,774)           (2,184)
                                                  ------------      ------------      ------------      ------------

INCOME BEFORE INCOME TAXES                              37,695             9,414            64,622            11,129

INCOME TAX PROVISION                                    13,947             3,398            23,910             4,118
                                                  ------------      ------------      ------------      ------------

NET INCOME APPLICABLE TO COMMON SHARES
                                                  $     23,748      $      6,016      $     40,712      $      7,011
                                                  ============      ============      ============      ============

NUMBER OF COMMON AND
   COMMON EQUIVALENT SHARES
   USED IN COMPUTING EARNINGS
   PER SHARE                                        79,866,208        72,072,124        79,779,138        71,932,776
                                                  ============      ============      ============      ============

NET INCOME PER COMMON SHARE                       $        .30      $        .08      $        .51      $        .10
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

                 FALCON DRILLING COMPANY, INC. AND SUBSIDIARIES

                 FALCON DRILLING COMPANY, INC. AND SUBSIDIARIES


           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)


                                                                                                 SIX MONTHS
                                                                                               ENDED JUNE 30,
                                                                                          ------------------------
                                                                                            1997            1996
                                                                                          ---------      ---------
                                                                                                (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                             $  40,712      $   7,011
   Adjustments to reconcile net income to net cash provided by operating activities-
       Depreciation and amortization                                                         18,151         14,378
       Realized gain on sale of assets                                                       (1,027)          (227)
       Provision for deferred income taxes                                                   22,564          3,679
       Changes in assets and liabilities-
         Accounts receivable, trade                                                         (14,059)       (27,325)
         Other assets                                                                        (5,570)         3,198
         Accounts payable and accrued liabilities                                            (7,224)        10,120
                                                                                          ---------      ---------

                    Net cash provided by operating activities                                53,547         10,834
                                                                                          ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of equipment and property                                                     (117,614)      (140,129)
   Refunds (deposits) made for drill pipe, rigs and equipment                                    --          8,826
   Purchase of Double Eagle Marine, net of cash acquired                                     (2,410)            --
   Proceeds from the sale of equipment and property                                           1,056            413
                                                                                          ---------      ---------

                    Net cash used in investing activities                                  (118,968)      (130,890)
                                                                                          ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Issuance of debt                                                                           5,000        164,000
   Payments of outstanding debt                                                              (2,547)       (39,425)
   Issuance of common stock                                                                   1,549            437
   Debt issuance costs                                                                           --         (4,019)
                                                                                          ---------      ---------

                    Net cash provided by financing activities                                 4,002        120,993
                                                                                          ---------      ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                   (61,419)           937

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                             85,050          9,016
                                                                                          ---------      ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                $  23,631      $   9,953
                                                                                          =========      =========

SUPPLEMENTAL CASH FLOW DISCLOSURES:
   Interest paid                                                                          $  14,726      $  10,156
   Income taxes paid                                                                          1,817             30

NONCASH INVESTING AND FINANCING ACTIVITIES:
   Issuance of common stock for purchase of equipment                                         1,650             --
   Debt issuance for rig acquisition                                                          6,390             --


              The accompanying notes are an integral part of these
             unaudited condensed consolidated financial statements.

                 FALCON DRILLING COMPANY, INC. AND SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 1997



1.       BASIS OF PRESENTATION
         AND SIGNIFICANT ACTIVITIES:

         The accompanying unaudited condensed consolidated financial statements of the Company for the three months and six months ended June 30, 1997 and 1996, have been prepared without an audit pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments, which consist of normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. Operating results for the interim periods are not necessarily indicative of the results that can be expected for a full year. It is suggested that these interim condensed consolidated financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Company's latest annual report filed on Form 10-K.

SIGNIFICANT EVENTS

         During June 1997, the Company declared a dividend of one share of Falcon's common stock for each share of Falcon common stock issued and outstanding at the close of business on July 9, 1997. Accordingly, all share amounts for all periods presented have been restated to reflect this stock split effected in the form of a stock dividend.

         On July 10, 1997 the Company entered into an agreement and plan of merger with Reading & Bates Corporation (the Merger Agreement). This agreement and plan of merger is subject to certain regulatory approvals and the approval of the shareholders of both companies. The Company anticipates that the agreement and plan of merger will be submitted to a shareholder vote during the fourth quarter of this year. If approved by the shareholders of both companies, the plan of merger provides that the shareholders of both companies would exchange their shares of common stock for shares of common stock of a new company, R&B Falcon Corporation. Under the terms of the agreement, the Company's shareholders would receive one share of R&B Falcon Corporation for each of their existing shares while Reading & Bates Corporation shareholders would receive 1.18 shares of R&B Falcon Corporation for each of their existing shares.

         Immediately after consummation of the merger, management estimates that the current shareholders of the Company would hold approximately 48% of the common stock of R&B Falcon Corporation. As such, consummation of the merger would cause a change of control of the Company as defined in the Company's bond indenture agreements. Accordingly, the Company would be required to make a change of control cash purchase offer to each bondholder at a price equal to 101% of the aggregate principal outstanding or approximately $293 million. Based on current credit market conditions and the recent trading history of its bonds, management does not believe that a significant portion of the bonds would be tendered pursuant to a change of control purchase offer by the Company. However, should a significant portion of or all of its outstanding bonds be tendered pursuant to such a change of control purchase offer, the Company has received a $300 million short-term tender facility financing commitment from a financial institution that would be used to fund such a bond repurchase obligation. Borrowings under the short-term tender facility would mature three months from the date of initial funding and bear interest at the eurodollar loan rate plus 1.25%. Should a significant portion of its outstanding bonds be repurchased and funded via the short-term tender facility, management anticipates that substantially all of any such debt obligation would be refinanced on a long-term basis prior to maturity.

                 FALCON DRILLING COMPANY, INC. AND SUBSIDIARIES

         The Merger Agreement provides that each of the Company and R&B (each, a "Payor") is obligated to pay to the other (each, a "Payee") a termination fee of $100 million upon the occurrence of certain events, including (i) the Payee terminates the Merger Agreement because the Payor breaches its obligation not to solicit the acquisition of the Payor by a third party, and the Payor consummates such acquisition within 18 months after termination, (ii) either party terminates the Merger Agreement because the Merger has not closed by January 31, 1998, the Payor had received a proposal to acquire it, and the Payor is acquired within 18 months after the termination, or (iii) the Payor elects to terminate the Merger Agreement because it has received a proposal to acquire it which it deems superior to the Merger, and the Payor's Board determines that it is unlikely that shareholder approval of the Merger will be obtained.

         In connection with the Merger Agreement, Falcon granted R&B an option to purchase 15,753,823 shares of Falcon Common Stock at an exercise price of $27.78 per share. The R&B Option may only be exercised upon the occurrence of certain events (none of which has occurred) generally relating to an attempt by a third party to acquire all of or a significant interest in Falcon. In addition, R&B granted Falcon an option to purchase 14,340,154 shares of R&B Common Stock at an exercise price of $34.00 per share, subject to the terms and conditions set forth therein. The Falcon Option may only be exercised upon the occurrence of certain events (none of which has occurred) generally relating to an attempt by a third party to acquire all or a significant interest in R&B.

2.       EARNINGS PER COMMON SHARE:

         Net income per share of common stock has been computed on the basis of the weighted average number of common shares outstanding during the period and, where dilutive, the effect of common stock contingently issuable, which arises primarily from the exercise of stock options. The number of shares outstanding have been restated for all periods presented to reflect the effect of the stock split effected as a one-for-one stock dividend declared in June of 1997 and distributed July 9, 1997. Fully diluted earnings per share are considered to be equal to primary earnings per share because the effects of potentially dilutive securities that are not common stock equivalents were either antidilutive or immaterial.

         The following table presents the computation of common and common equivalent shares used in computing primary earnings per share:

                                                                         THREE MONTHS                    SIX MONTHS
                                                                          ENDED JUNE 30,                 ENDED JUNE 30,
                                                                 ----------------------------      ----------------------------
                                                                     1997           1996              1997              1996
                                                                 -----------      -----------      -----------      -----------
                                                                          (UNAUDITED)                    (UNAUDITED)
Weighted average shares of common stock
    outstanding                                                   78,875,686       70,623,296       78,776,636       70,601,188
Weighted average of common stock equivalents                       1,411,816        2,135,256        1,434,618        2,060,054
Effect of shares issuable pursuant to stock option plans
    using the treasury stock method                                 (421,294)        (686,428)        (432,116)        (728,466)
                                                                 -----------      -----------      -----------      -----------

Shares used in computing earnings per share                       79,866,208       72,072,124       79,779,138       71,932,776
                                                                 ===========      ===========      ===========      ===========


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

                 FALCON DRILLING COMPANY, INC. AND SUBSIDIARIES

         The implementation of SFAS No. 128 is not expected to have a material effect on the Company's earnings per share as determined under current accounting rules.

3.       LONG-TERM DEBT:

         The Company had the following debt outstanding as of June 30, 1997, and December 31, 1996 (in thousands):

                                                                                           JUNE 30,      DECEMBER 31,
                                                                                            1997            1996
                                                                                          ---------      ---------
                                                                                         (UNAUDITED)
8-7/8% Senior Notes, due 2003                                                             $ 120,000      $ 120,000
9-3/4% Senior Notes, due 2001                                                               110,000        110,000
Floating Rate Notes, bearing interest at LIBOR plus 3.5%, redeemable in
   varying amounts beginning in 1998                                                         10,000         10,000
12-1/2% Senior Subordinated Notes, due 2005                                                  50,000         50,000
Borrowings pursuant to revolving loan facilities                                              5,000             --
Note payable to a bank, at LIBOR plus 1.5%                                                       --            689
Notes payable by affiliates, secured by certain rigs, at 7.0%, due in varying amounts commencing July 1994 with final payment due June 30, 1999
                                                                                                836          1,029
Secured promissory note payable to Grace Offshore Company at 8.7%, secured by certain FALRIG Partnership jackup rigs, final payment due March 31, 1998
                                                                                              1,667          3,333
Secured promissory note payable to Coastal Capital Corporation at 7.5%, secured by the vessel Peregrine VI, due January 17, 1999
                                                                                              6,390             --
                                                                                          ---------      ---------
                                                                                            303,893        295,051
Less- Amounts due within one year                                                            (3,071)        (2,746)
                                                                                          ---------      ---------

                                                                                          $ 300,822      $ 292,305
                                                                                          =========      =========


         The 8-7/8% Senior Notes mature on March 15, 2003, and bear interest at a rate of 8.875%, payable semiannually on March 15 and September 15. The 9-3/4% Senior Notes mature on January 15, 2001, and bear interest at a rate of 9.75%, payable semiannually on January 15 and July 15. The Floating Rate Notes bear interest at LIBOR plus 3.5%. Principal amounts of the Floating Rate Notes are due in payments of $1.0 million, $2.0 and $2.0 million in January 1998, 1999 and 2000, respectively, with the balance due January 24, 2001. The 12-1/2% Senior Subordinated Notes mature on March 15, 2005, and bear interest at a rate of 12.5% payable semiannually on March 15 and September 15.

         In order to provide an additional source of funds, the Company has a revolving credit facility with three banks providing for borrowings of up to $65.0 million, which consists of (I) a $25.0 million revolving loan facility secured by accounts receivable, maturing in November 1999, and (ii) a $40.0 million revolving loan facility secured by certain drilling rigs and receivables, maturing in November 1998.

         The $25.0 million facility provides for interest at LIBOR plus 1% to 1-1/2% (depending on outstanding borrowings) or the greater of prime or 1/2% over the federal funds rate. The $40.0 million facility provides for interest at LIBOR plus 2% or the greater of prime plus 1/2% or the federal funds rate plus 1%. The Company had no borrowings outstanding under either facility as of December 31, 1996 and $5.0 million outstanding under the $25.0 million facility as of June 30, 1997.

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

         The Company entered into contingent profits interest agreements during 1992 associated with certain acquisitions. The agreements require annual payments of 15 percent of an agreed-upon amount to be paid to the previous rig owners and a former mortgage holder. This agreed-upon amount can be generally described as domestic barge net income less overhead, depreciation and interest attributable to these operations. At June 30, 1997, payments of approximately $1.5 million have been made pursuant to these agreements. These payments have been recorded as an addition to rigs and equipment. The agreements remain in effect through 1997, and payments are not to exceed $5.0 million in the aggregate.

COMMITMENTS RELATING TO CERTAIN RIGS

         Falcon has entered into an agreement to purchase three barge drilling rigs for an approximate cost of $5.25 million. At June 30, 1997, Falcon had made deposits of approximately $500,000 which have been included in other assets. The Company has commenced a legal action to enforce its rights under that contract. Management of Falcon believes the deposit on these rigs is refundable should the delivery of these rigs not be accomplished.

         During 1996, the Company entered into several leasing arrangements with various parties for the use of one drillship, one jackup rig, one barge drilling rig and two barge workover rigs. At December 31, 1996, future minimum lease payments relating to these agreements are $9.7 million in 1997, $9.7 million in 1998, $8.6 million in 1999 and $855,000 in 2000. The lease agreements for the barge drilling rig and one of the barge workover rigs provides for additional rental payments based upon revenues of certain of the Company's barge rigs. The Company has the option to purchase the leased drillship and jackup, and the purchase of either such rig by the Company would terminate its obligation to make further lease payments with respect to such rig.

         In April 1997, Falcon entered into letters of intent with two customers to provide, under long term contracts, two dynamically-positioned drillships to be designated the Peregrine IV and Peregrine VI. The Company plans to complete and deliver these two vessels prior to year end 1998. The Peregrine IV will be completed at an estimated cost of $140.0 million utilizing the drillship hull and engine package that the Company acquired in late 1996 from the Kherson shipyard for approximately $8.0 million. Upon completion, this vessel will mobilize to Brazil where it will commence operations under a six-year drilling contract. The Peregrine VI will be completed at an estimated cost of $150.0 million by conversion of the 135,000 ton bulk carrier formerly known as the Coastal Golden which Falcon purchased in January 1997 for approximately $7.5 million. Following completion, this vessel will mobilize to the U.S. Gulf of Mexico where it will commence operations under a three-year drilling contract.

         In June, 1997 Falcon purchased a purpose-built dynamically-positioned drillship, the Deepsea Worker, for approximately $33.8 million. This vessel has been designated the Peregrine VII. The Peregrine VII will be converted to the drilling mode at an estimated cost of $110.0 million. Upon completion, the vessel will begin a three-year drilling contract in West Africa.

                 FALCON DRILLING COMPANY, INC. AND SUBSIDIARIES

         The Company is in the process of finalizing negotiations for a shipyard and third party construction manager for the work on the Peregrine IV, Peregrine VI and Peregrine VII. The Company anticipates that these contracts will be "time and materials" type contracts rather than fixed price or turnkey contracts with on-site construction management provided by Falcon and its third party construction manager. Without expanding its short-term credit availability, the Company's available funds, together with cash generated from operations would likely not be sufficient to fund the Company's capital expenditure program, working capital and debt service requirements. Were such circumstances to occur, the Company would postpone or otherwise externally finance one or more of the Peregrine IV, Peregrine VI and Peregrine VII projects.

5.       SUPPLEMENTAL GUARANTOR INFORMATION:

         Falcon's obligations under the 9-3/4% Notes and Floating Rates Notes are fully and unconditionally guaranteed by Falcon and each of Falcon's directly held subsidiaries and certain of Falcon's indirectly held subsidiaries on a joint and several basis. The indenture and note purchase agreement under which the 9-3/4% Noes and Floating Rates Notes were issued provides for acquired subsidiaries subsequent to the issuance of the 9-3/4% Notes and Floating Rates Notes to be designated as guarantors of the 9-3/4% Notes and Floating Rates Notes.

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

                 FALCON DRILLING COMPANY, INC. AND SUBSIDIARIES

              CONDENSED CONSOLIDATING BALANCE SHEET--JUNE 30, 1997

                                 (IN THOUSANDS)


                                         FALCON DRILLING      GUARANTOR       NONGUARANTOR
                                          COMPANY, INC.     SUBSIDIARIES      SUBSIDIARIES        ELIMINATIONS        CONSOLIDATED
                                         --------------    --------------     --------------     --------------     --------------
              ASSETS
CURRENT ASSETS:
   Cash and cash equivalents             $       16,437    $        7,194     $           --     $           --     $       23,631
   Accounts receivable, net                      32,715            52,934                 --                 --             85,649
   Other current assets                              89            16,574                 --                 --             16,663
                                         --------------    --------------     --------------     --------------     --------------

     Total current assets                        49,241            76,702                 --                 --            125,943

EQUIPMENT AND PROPERTY, net                       9,122           567,540              2,413                 --            579,075

OTHER NONCURRENT ASSETS                              --            15,118                 --                 --             15,118

INTERCOMPANY AND INVESTMENT IN
   SUBSIDIARIES AND JOINT
   VENTURES, net                                584,177                --                 --           (584,177)                --
                                         --------------    --------------     --------------     --------------     --------------

     Total assets                        $      642,540    $      659,360     $        2,413     $     (584,177)    $      720,136
                                         ==============    ==============     ==============     ==============     ==============

          LIABILITIES AND
       STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable and accrued
     liabilities                         $       23,492    $       23,601     $           --     $           --     $       47,093
   Current maturities of
     long-term debt                               1,000             1,667                404                 --              3,071
                                         --------------    --------------     --------------     --------------     --------------

     Total current liabilities                   24,492            25,268                404                 --             50,164

LONG-TERM DEBT, net                             300,389                 0                433                 --            300,822

DEFERRED INCOME TAXES                                --            51,491                 --                 --             51,491

PREFERRED STOCK                                      --                --                 --                 --                 --

STOCKHOLDERS' EQUITY:
   Partnership capital                               --            56,672                 --            (56,672)                --
   Common stock                                     792                --                 --                 --                792
    Preferred stock, Series A                        --                --                 --                 --                 --
   Additional paid-in capital                   241,365           415,056              2,132           (417,188)           241,365
   Accumulated earnings (deficit)
                                                 75,502           110,873               (556)          (110,317)            75,502
                                         --------------    --------------     --------------     --------------     --------------

     Total stockholders' equity                 317,659           582,601              1,576           (584,177)           317,659
                                         --------------    --------------     --------------     --------------     --------------

     Total liabilities and
       stockholders' equity              $      642,540    $      659,360     $        2,413     $     (584,177)    $      720,136
                                         ==============    ==============     ==============     ==============     ==============

                 FALCON DRILLING COMPANY, INC. AND SUBSIDIARIES

            CONDENSED CONSOLIDATING BALANCE SHEET--DECEMBER 31, 1996

                                 (IN THOUSANDS)

                                        FALCON DRILLING     GUARANTOR         NONGUARANTOR
              ASSETS                     COMPANY, INC.     SUBSIDIARIES       SUBSIDIARIES       ELIMINATIONS        CONSOLIDATED
                                        ---------------   ---------------    ---------------    ---------------    ---------------
CURRENT ASSETS:
   Cash and cash equivalents            $        82,559   $         2,491    $            --    $            --    $        85,050
   Accounts receivable, net                      27,510            44,081                 --                 --             71,591
   Other current assets                             130             9,803                 --                 --              9,933
                                        ---------------   ---------------    ---------------    ---------------    ---------------

     Total current assets                       110,199            56,375                 --                 --            166,574

EQUIPMENT AND PROPERTY, net                       9,503           455,951              2,508                 --            467,962

OTHER ASSETS                                         --            17,506                 --                 --             17,506

INTERCOMPANY AND INVESTMENT IN
   SUBSIDIARIES                                 463,932                --                 --           (463,932)                --
                                        ---------------   ---------------    ---------------    ---------------    ---------------

     Total assets                       $       583,634   $       529,832    $         2,508    $      (463,932)   $       652,042
                                        ===============   ===============    ===============    ===============    ===============

          LIABILITIES AND
       STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable and accrued
     liabilities                        $        19,196   $        35,120    $            --    $            --    $        54,316
   Debt due within one year                         689             1,667                390                 --              2,746
                                        ---------------   ---------------    ---------------    ---------------    ---------------

     Total current liabilities                   19,885            36,787                390                 --             57,062

LONG-TERM DEBT, net                             290,000             1,667                638                 --            292,305

DEFERRED INCOME TAXES                                --            28,927                 --                 --             28,927

STOCKHOLDERS' EQUITY:
   Partnership capital                               --            56,672                 --            (56,672)                --
   Common stock                                     786                --                 --                 --                786
   Additional paid-in capital                   238,172           341,807              1,954           (343,761)           238,172
   Accumulated earnings (deficit)
                                                 34,790            63,973               (474)           (63,499)            34,790
                                        ---------------   ---------------    ---------------    ---------------    ---------------

     Total stockholders' equity                 273,748           462,452              1,480           (463,932)           273,748
                                        ---------------   ---------------    ---------------    ---------------    ---------------

     Total liabilities and
       stockholders' equity             $       583,633   $       529,833    $         2,508    $      (463,932)   $       652,042
                                        ===============   ===============    ===============    ===============    ===============

                 FALCON DRILLING COMPANY, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

                     FOR THE SIX MONTHS ENDED JUNE 30, 1997

                                 (IN THOUSANDS)


                                              FALCON DRILLING    GUARANTOR      NONGUARANTOR
                                                COMPANY, INC.   SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                                ------------    ------------    ------------    ------------    ------------
OPERATING REVENUES                              $      5,096    $    225,539    $         --    $         --    $    230,635

COSTS AND EXPENSES:
   Operating costs                                     3,752         122,149              --              --         125,901
   General and administrative                            334          13,115              --              --          13,449
   Depreciation                                          381          16,446              95              --          16,922
                                                ------------    ------------    ------------    ------------    ------------

OPERATING INCOME                                         629          73,829             (95)             --          74,363

OTHER (INCOME) EXPENSE:
   Interest expense                                   10,320             (69)             35              --          10,286
   Other (income) expense, net                             1            (546)             --              --            (545)
   Equity in income of subsidiaries                  (46,818)             --              --          46,818              --
                                                ------------    ------------    ------------    ------------    ------------

INCOME (LOSS) BEFORE INCOME TAXES
                                                      37,126          74,444            (130)        (46,818)         64,622

INCOME TAX PROVISION (BENEFIT)
                                                      (3,586)         27,544             (48)             --          23,910
                                                ------------    ------------    ------------    ------------    ------------

INCOME (LOSS)                                   $     40,712    $     46,900    $        (82)   $    (46,818)   $     40,712
                                                ============    ============    ============    ============    ============

                 FALCON DRILLING COMPANY, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

                     FOR THE SIX MONTHS ENDED JUNE 30, 1996

                                 (IN THOUSANDS)


                                               FALCON DRILLING   GUARANTOR      NONGUARANTOR
                                                COMPANY, INC.   SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                                ------------    ------------    ------------    ------------    ------------
OPERATING REVENUES                              $      7,164    $    122,916    $         --    $         --    $    130,080

COSTS AND EXPENSES:
   Operating costs                                     4,749          81,029              --              --          85,778
   General and administrative expenses                   264           8,617              --              --           8,881
   Depreciation                                          647          12,336              95              --          13,078
                                                ------------    ------------    ------------    ------------    ------------

OPERATING INCOME                                       1,504          20,934             (95)             --          22,343

OTHER (INCOME) EXPENSE:
   Interest expense                                   11,870             178              49              --          12,097
   Other (income) expense, net                           144          (1,027)             --              --            (883)
   Equity in income of subsidiaries                  (13,632)             --              --          13,632              --
                                                ------------    ------------    ------------    ------------    ------------

INCOME (LOSS) BEFORE INCOME TAXES                      3,122          21,783            (144)        (13,632)         11,129

INCOME TAX PROVISION (BENEFIT)                        (3,889)          8,060             (53)             --           4,118
                                                ------------    ------------    ------------    ------------    ------------

NET INCOME (LOSS)                               $      7,011    $     13,723    $        (91)   $    (13,632)   $      7,011
                                                ============    ============    ============    ============    ============

                 FALCON DRILLING COMPANY, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

                     FOR THE SIX MONTHS ENDED JUNE 30, 1997
                                 (IN THOUSANDS)

                                              FALCON DRILLING    GUARANTOR      NONGUARANTOR
                                                COMPANY, INC.   SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                                ------------    ------------    ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                          $     40,712    $     46,900    $        (82)   $    (46,818)   $     40,712
     Adjustments to reconcile net
       income to net cash provided
       by (used in) operating
       activities-
         Equity in unconsolidated
           subsidiaries                              (46,818)             --              --          46,818              --
         Depreciation and
           amortization                                  381          17,675              95              --          18,151
         Realized gain on the sale
           of assets                                      --          (1,027)             --              --          (1,027)
         Deferred income tax
           provision                                      --          22,564              --              --          22,564
         Changes in current assets
           and current liabilities
           and intercompany balance                  (72,648)         45,616             179              --         (26,853)
                                                ------------    ------------    ------------    ------------    ------------

   Net cash provided by (used in)
     operating activities                            (78,373)        131,728             192              --          53,547
                                                ------------    ------------    ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of equipment and
       property                                           --        (120,024)             --              --        (120,024)
     Refunds on drill pipe, rigs and
       equipment, net of deposits                         --              --              --              --              --
     Sale of equipment and property                       --           1,056              --              --           1,056
                                                ------------    ------------    ------------    ------------    ------------

   Net cash provided by (used
     in) investing activities                             --        (118,968)             --              --        (118,968)
                                                ------------    ------------    ------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Issuance of debt                                  5,000              --              --              --           5,000
     Proceeds from sale of stock                       1,549              --              --              --           1,549
     Payments of outstanding debt                       (688)         (1,667)           (192)             --          (2,547)
     Stock issuance costs                                 --              --              --              --              --
        Debt issuance costs                               --              --              --              --              --

   Net cash provided by (used in)
     financing activities                              5,861          (1,667)           (192)             --           4,002
                                                ------------    ------------    ------------    ------------    ------------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                  (72,512)         11,093              --              --         (61,419)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF YEAR                                  82,559           2,491              --              --          85,050
                                                ------------    ------------    ------------    ------------    ------------

CASH AND CASH EQUIVALENTS AT END OF
   YEAR                                         $     10,047    $     13,584    $         --    $         --    $     23,631
                                                ============    ============    ============    ============    ============

                 FALCON DRILLING COMPANY, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

                     FOR THE SIX MONTHS ENDED JUNE 30, 1996
                                 (IN THOUSANDS)

                                              FALCON DRILLING    GUARANTOR      NONGUARANTOR
                                                COMPANY, INC.   SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                                ------------    ------------    ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                 $      7,011    $     13,723    $        (91)   $    (13,632)   $      7,011
     Adjustments to reconcile net
       income to net cash provided
       by (used in) operating
       activities-
         Equity in unconsolidated
           subsidiaries                              (13,632)             --              --          13,632              --
         Depreciation and
           amortization                                  791          13,493              95              --          14,379
         Realized gain on the sale
           of assets                                      --            (227)             --              --            (227)
         Provision for deferred
           income taxes                                   --           3,679              --              --           3,679
         Changes in current assets
           and current liabilities
           and intercompany balances                 (60,009)         45,827             175              --         (14,007)
                                                ------------    ------------    ------------    ------------    ------------

   Net cash provided by (used in)
     operating activities                            (65,839)         76,495             179              --          10,835
                                                ------------    ------------    ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of equipment and
       property                                      (57,769)        (82,360)             --              --        (140,129)
     Refunds on drill pipe, rigs and
       equipment, net of deposits                      8,826              --              --              --           8,826
     Sale of equipment and property                       --             413              --              --             413
                                                ------------    ------------    ------------    ------------    ------------
   Net cash provided by
     (used in)  investing
     activities                                      (48,943)        (81,947)             --              --        (130,890)
                                                ------------    ------------    ------------    ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Issuance of debt                                164,000              --              --              --         164,000
     Issuance of common stock                            437              --              --              --             437
        Payments of outstanding debt                 (37,000)         (2,246)           (179)             --         (39,425)
   Debt issuance costs                                (4,019)             --              --              --          (4,019)
                                                ------------    ------------    ------------    ------------    ------------
    Net cash provided by (used in)
     financing activities                            123,418          (2,246)           (179)        120,993
                                                                ------------    ------------    ------------    ------------
NET INCREASE  IN CASH AND CASH
   EQUIVALENTS                                         8,635          (7,698)             --              --             937
CASH AND CASH EQUIVALENTS AT
   BEGINNING OF YEAR                                     141           8,875              --              --           9,016
                                                ------------    ------------    ------------    ------------    ------------

CASH AND CASH EQUIVALENTS AT END OF
   YEAR                                         $      8,776    $      1,177    $         --    $         --    $      9,953
                                                ============    ============    ============    ============    ============

      ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                           AND RESULTS OF OPERATIONS

GENERAL

         The Company's financial condition and historical results of operations have been significantly affected by a series of acquisitions that have resulted in the Company's current fleet of rigs and vessels. As of July 31, 1997, the Company's active rig fleet was composed of 63 rigs, including 29 barge drilling rigs, ten barge workover rigs, 16 jackup drilling rigs, three submersible drilling rigs and five drillships. Included in these totals are one drillship, one jackup drilling rig, one barge drilling rig and two barge workover rigs leased from third parties. The Company also owned and operated 47 inland tugs and 36 utility barges as of July 31, 1997.

         Revenues. The Company's revenues are determined primarily by (a) the number of rigs it has available for service and (b) demand for contract drilling and workover services, which affects the utilization rate and the number of rigs actively marketed by the Company.

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

CHANGES IN FINANCIAL CONDITION

         The increase in active units and cash flow generated from operations were responsible for the significant changes in the Company's financial position between December 31, 1996, and June 30, 1997. The following are the most significant of the acquisitions and rig upgrades completed since December 31, 1996:

1) The acquisition, through six transactions, of 47 tugs and 36 utility barges for approximately $30.0 million.

2) The purchase for $7.5 million of a bulk carrier to be converted to a dynamically-positioned drillship.

3) The upgrades of two submersible and two jackup rigs for approximately $8.0 million.

4)   The upgrade of two drillships for approximately $16.1 million.

5) The purchase for $33.8 million of a purpose-built dynamically-positioned drillship.

      ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

RESULTS OF OPERATIONS - FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 1997 AND 1996

Comparative data relating to the Company's revenues and operating expenses by major areas of operations are listed below:

                                                                   THREE MONTHS                 SIX MONTHS
                                                                      ENDED                        ENDED
                                                                     JUNE 30,                     JUNE 30,
                                                           ---------------------------   ---------------------------
                                                               1997           1996           1997           1996
                                                           ------------   ------------   ------------   ------------
                                                                  (IN THOUSANDS)                (IN THOUSANDS)
Revenues-
   Domestic barge drilling                                 $     40,978   $     26,459   $     79,547   $     44,548
   Domestic barge workover                                        8,090          4,192         14,298          8,214
   Domestic offshore drilling                                    39,624         27,868         73,900         49,412
   International shallow-water drilling                           9,408          8,571         19,524         18,572
   Deepwater operations                                          14,793          6,856         31,225          9,334
   Marine operations                                              7,797             --         12,141             --
                                                           ------------   ------------   ------------   ------------

                                                           $    120,690   $     73,946   $    230,635   $    130,080
                                                           ============   ============   ============   ============

Operating costs-
   Domestic barge drilling                                 $     21,386   $     17,090   $     44,689   $     30,326
   Domestic barge workover                                        4,743          3,742          9,941          6,521
   Domestic offshore drilling                                    19,254         18,245         36,239         33,350
   International shallow-water drilling                           5,549          4,079         10,369          9,685
   Deepwater operations                                           6,708          4,478         16,878          5,896
   Marine operations                                              5,314             --          7,785             --
                                                           ------------   ------------   ------------   ------------

                                                           $     62,954   $     47,634   $    125,901   $     85,778
                                                           ============   ============   ============   ============

Rig operating income-
   Domestic barge drilling                                 $     19,592   $      9,369   $     34,858   $     14,222
   Domestic barge workover                                        3,347            450          4,357          1,693
   Domestic offshore drilling                                    20,370          9,623         37,661         16,062
   International shallow-water drilling                           3,859          4,492          9,155          8,887
   Deepwater operations                                           8,085          2,378         14,347          3,438
   Marine operations                                              2,483             --          4,356             --
                                                           ------------   ------------   ------------   ------------
                                                                 57,736         26,312        104,734         44,302
   General and administrative expenses                            6,463          4,313         13,449          8,881
   Depreciation expense                                           8,687          7,045         16,922         13,078
                                                           ------------   ------------   ------------   ------------

                                   Operating income        $     42,586   $     14,954   $     74,363   $     22,343
                                                           ============   ============   ============   ============

      ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

         Revenues. Revenues increased $46.7 million and $100.6 million during the three and six month periods ended June 30, 1997, respectively, as compared to the corresponding periods in 1996. The increase in revenues reflects: (i) an increase in the number of units marketed and the overall utility of the domestic barge drilling rigs for both periods; (ii) higher utilization and day rates during both periods for the offshore drilling rigs; and (iii) the acquisitions of the drillships Falcon Ice and Falcon Duchess, which began operations in December, 1996 and February, 1997, respectively; and (iv) the first quarter acquisition of the inland marine vessel operations.

         Operating Costs. Rig operating costs increased $15.3 million and $40.1 million during the three and six month periods, respectively, primarily as a result of increased rig activity and fleet size.

         Operating Income. Operating income increased $27.6 million and $52.0 million during the three and six month periods, respectively, due primarily to increases in rig operating income. The increases in rig operating income were partially offset in both periods by: (i) increases in general and administrative expenses due primarily to increased shorebase activity in Brazil and the Far East and employee bonuses paid in 1997; and (ii) increases in depreciation expense attributable to additional assets being placed in service.

         Interest Expense. Interest expense decreased $1.3 million and $1.8 million during the three and six month periods primarily due to the capitalization of interest associated with the drillship Peregrine I upgrade project.

         Other Income, net. Other income decreased $.7million and $.4 million during the three and six month periods primarily as a result of increased miscellaneous expenses.

         Net Income. Net income applicable to common shares increased $17.7 million and $33.7 million in the three and six month periods ended June 30, 1997, as compared to the corresponding periods in 1996 as a result of improved operating results and the addition of the inland marine vessel operations, all of which more than offset increases in depreciation and general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided by operating activities was $53.5 million for the six months ended June 30, 1997, compared to $10.8 million for the comparable prior period. The $42.7 million increase in net cash provided by operating activities was the result of improved operating results, partially offset by an increase in the other assets and decrease in the accounts payable components of working capital at June 30, 1997. Operating results improved primarily as a result of a significant expansion of the Company's operations.

         Net cash used in  investing  activities  for the six months ended
June 30, 1997, was $119.0 million compared to $130.9 million for the comparable prior period.

         Net cash provided by financing activities was $4.0 million for the six months ended June 30, 1997, compared to $121.0 million for the comparable prior period. The significantly higher figure for the 1996 period primarily reflects the Company's issuance of $120.0 million of Senior Notes in March, 1996.

         As of June 30, 1997, the Company had cash and credit availability under its lines of credit totaling approximately $83.6 million. In anticipation of the construction of the dynamically-positioned drillships, Peregrine IV, Peregrine VI and Peregrine VII during 1997 and 1998 at a combined currently estimated construction cost of approximately $400 million, the Company has initiated discussions with various financial institutions to seek a $300 - $400 million increase in its short-term credit availability. As of July 31, 1997, the Company had not committed nor has any lender agreed to provide any such new credit facility or facilities. The Company believes that it can successfully conclude negotiations with potential lenders regarding new credit facilities prior to commencement of the construction phase of the Peregrine IV, Peregrine VI and Peregrine VII projects. Without expanding its short-term credit availability, the Company's

      ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION available funds, together with cash generated from operations would likely not be sufficient to fund its capital expenditure program, working capital and debt service requirements. Were such circumstances to occur, the Company would postpone or otherwise externally finance one or more of the Peregrine IV, Peregrine VI and Peregrine VII projects.

         As discussed in Note 1 of the Notes to Unaudited Condensed Consolidated Financial Statements, the Company has entered into an agreement with Reading & Bates Corporation. Should the merger be consummated as contemplated by the agreement and plan of merger, management estimates that the current shareholders of the Company would hold approximately 48% of the common stock of R&B Falcon Corporation. As such, consummation of the merger would cause a change of control of the Company as defined in the Company's bond indenture agreements. Accordingly, the Company would be required to make a change of control cash purchase offer to each bondholder at a price equal to 101% of the aggregate principal amount outstanding or approximately $293 million. Based on current credit market conditions and the recent trading history of its bonds, management does not believe that a significant portion of the bonds would be tendered pursuant to a change of control purchase offer by the Company. However, should a significant portion of or all of its outstanding bonds be tendered pursuant to such a change of control purchase offer, the Company has received a $300 million short-term tender facility financing commitment from a financial institution that would be used to fund such a bond repurchase obligation. Borrowings under the short-term tender facility would mature three months from the date of initial funding and bear interest at the eurodollar loan rate plus 1.25%. Should a significant portion of its outstanding bonds be repurchased and funded via the short term tender facility, management anticipates that substantially all of any such debt obligation would be refinanced on a long-term basis prior to maturity.

         The Merger Agreement provides that each of the Company and R&B (each, a "Payor") is obligated to pay to the other (each, a "Payee") a termination fee of $100 million upon the occurrence of certain events, including (i) the Payee terminates the Merger Agreement because the Payor breaches its obligation not to solicit the acquisition of the Payor by a third party, and the Payor consummates such acquisition within 18 months after termination, (ii) either party terminates the Merger Agreement because the Merger has not closed by January 31, 1998, the Payor had received a proposal to acquire it, and the Payor is acquired within 18 months after the termination, or (iii) the Payor elects to terminate the Merger Agreement because it has received a proposal to acquire it which it deems superior to the Merger, and the Payor's Board determines that it is unlikely that shareholder approval of the Merger will be obtained.

         In connection with the Merger Agreement, Falcon granted R&B an option to purchase 15,753,823 shares of Falcon Common Stock at an exercise price of $27.78 per share. The R&B Option may only be exercised upon the occurrence of certain events (none of which has occurred) generally relating to an attempt by a third party to acquire all of or a significant interest in Falcon. In addition, R&B granted Falcon an option to purchase 14,340,154 shares of R&B Common Stock at an exercise price of $34.00 per share, subject to the terms and conditions set forth therein. The Falcon Option may only be exercised upon the occurrence of certain events (none of which has occurred) generally relating to an attempt by a third party to acquire all or a significant interest in R&B.

         Although substantially all the Company's marketed rigs are currently under contract, its domestic based rigs are typically contracted on a well-to-well basis or on short-term contracts which typically expire within six months. A severe decline in demand for oil and gas drilling could therefore adversely impact the Company's cash flow from operations. Should these circumstances occur and persist for a material length of time, there could be no assurance that the Company's cash flow from operations would remain adequate to meet its requirements and the Company would likely scale back to the scope of its operations and dispose of excess or non-essential assets.

                          PART II - OTHER INFORMATION


ITEM 2 - CHANGES IN SECURITIES

         (b) On June 25, 1997, the Board of Directors of the Company declared a dividend of one preferred share purchase right (a "Right") for each outstanding Common Share of the Company. The dividend was payable on July 16, 1997 (the "Record Date"), to the stockholders of record on that date. Each Right entitles the registered holder to purchase from the Company one one-thousandth of a share of Series C Junior Participating Preferred Stock, no par value (the "Preferred Shares"), of the Company at a price of $125.00 per one one-thousandth of a preferred Share (the "Purchase Price"), subject to adjustment. The description and terms of the Rights are set forth in a Rights Agreement dated as of June 25, 1997, as the same may be amended from time to time (the "Rights Agreement"), between the Company and American Stock Transfer & Trust Company, as Rights Agent (the "Rights Agent").

         Until the earlier to occur of (i) 10 days following a public announcement that a person or group of affiliated or associated persons (an "Acquiring Person") have acquired beneficial ownership of 10% or more of the outstanding Common Shares (except that S-C Rig Investments, L.P., currently a principal shareholder of the Company, shall not be deemed to be an Acquiring Person unless it and its affiliates acquire 40% or more) or (ii) 10 business days (or such later date as may be determined by action of the Board of Directors prior to such time as any person or group of affiliated persons becomes an Acquiring Person) following the commencement of, or announcement of an intention to make, a tender offer or exchange offer the consummation of which would result in the beneficial ownership by a person or group of 10% or more of the outstanding Common Shares (the earlier of such dates being called the "Distribution Date"), the Rights will be evidenced, with respect to any of the Common Share certificates outstanding as of the Record Date, by such Common Share certificates. Until the Distribution Date (or earlier redemption or expiration of the Rights), the Rights will be transferred with and only with the Common Shares.

         The Rights are not exercisable until the Distribution Date. Under the Rights Agreement as initially adopted, the Rights would expire on the date sixty days after the next annual meeting of stockholders of the Company, unless the expiration is delayed by the Board of directors, which it may be in each successive year, but in no event beyond July 16, 2007 (the "Final Expiration Date"), unless the Final Expiration Date is extended or unless the Rights are earlier redeemed or exchanged by the Company.

         In the event that any person or group of affiliated or associated persons becomes an Acquiring Person, each holder of a Right, other than Rights beneficially owned by the Acquiring Person (which will thereafter be void), will thereafter have the right to receive upon exercise that number of Common Shares having a market value of two times the exercise price of the Right. At any time after any person or group becomes an Acquiring Person and prior to the acquisition by such person or group of 50% or more of the outstanding Common Shares, the Board of Directors of the Company may exchange the Rights (other than Rights owned by such person or group, which will have become void), in whole or in part, at an exchange ratio of the Common Share, or one one-thousandth of a Preferred Share (or of a share of a class or series of the Company's preferred stock having equivalent rights, preferences and privileges), per Right (subject to adjustment).

         In the event that the Company is acquired in a merger or other business combination transaction or 50% or more of its consolidated assets or earning power are sold after any person or group becomes an Acquiring Person, proper provision will be made so that each holder of a Right will thereafter have the right to receive, upon the exercise thereof at the then current exercise price of the Right, that number of shares of common stock of the acquiring company which at the time of such transaction will have a market value of two times the exercise price of the Right.

         At any time prior to such time as any person or group of affiliated or associated persons becomes an Acquiring Person, the Board of Directors of the Company may redeem the Rights in whole, but not in part, at a price of $.001 per Right (the "Redemption Price"). The redemption of the Rights may be made effective at such time on such basis with such conditions as the Board of Directors in its sole discretion may establish. Immediately upon any redemption of the Rights, the right to exercise the Rights will terminate and the only right of the holders of Rights will be to receive the Redemption Price.

         A more detailed description of the Rights is set forth in the Company's Current Report on Form 8-K dated June 25, 1997, which is incorporated herein by reference.

         On August 8, 1997, the Board of Directors of the Company amended the Rights Agreement to provide that the Final Expiration Date of the Rights is August 8, 1997. This effectively terminated the Rights on that date. A more detailed description of such amendment is contained in the Company's Current Report on Form 8-K dated August 8, 1997.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On May 29, 1997, the annual meeting of shareholders of the Company was held in Houston, Texas. At the meeting Kenneth H. Hannan, Jr. and Michael
C. Porter were re-elected as directors. Purnendu Chatterjee, Douglas A.P. Hamilton, James R. Latimer, Steven A. Webster and William R. Ziegler, the other directors of the Company, continued as directors of the Company. In addition to the election of directors, the shareholders approved the 1997 Stock Option Plan of the Company and ratified the appointment of Arthur Andersen L.L.P. as independent auditors for the Company for the 1997 fiscal year.

The results of the vote on the matters described above are as follows:

(a) The following number of votes were cast or withheld in the election of the persons named below as directors of the Company:

                                         For          Abstain
                                      ----------      -------
       Kenneth H. Hannan, Jr.         27,965,864      518,739
                                      ----------      -------

       Michael C. Porter              27,965,864      518,739
                                      ----------      -------

(b) The following number of votes were cast or withheld with respect to the approval of the 1997 Stock Option Plan of the Company:

                           For         Against        Abstain
                       ----------     ---------       -------
                       26,704,584     1,774,868        5,151
                       ----------     ---------        -----

(c) The following number of votes were cast or withheld with respect to the ratification of the appointment of Arthur Andersen & Co. as independent auditors of the Company for the current fiscal year:

                           For         Against        Abstain
                       ----------      -------        -------
                       28,482,836        700           1,067
                       ----------        ---           -----

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits:

EXHIBIT NO.                DESCRIPTION

      4 Rights Agreement dated as of June 25, 1997, including Exhibit A, "Form of Certificate of Designation"; Exhibit B, "Form of Right Certificate"; Exhibit C, "Summary of Rights to Purchase Preferred Shares" (incorporated by reference to the Company's Current Report on Form 8-K dated June 25, 1997).

     27        Falcon Drilling Company, Inc. and Subsidiaries Financial Data
               Schedule.



----------

         (b) One report, dated June 25, 1997, was filed during the quarter ending June 30, 1997.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           Falcon Drilling Company, Inc.




Date:  August 13, 1997                     /s/ Robert F. Fulton
                                           ---------------------------------
                                           Robert F. Fulton
                                           Principal Financial Officer

                                 INDEX EXHIBIT


EXHIBIT NUMBER              DESCRIPTION
--------------              -----------
      4        Rights Agreement dated as of June 25, 1997, including Exhibit A,
               "Form of Certificate of Designation"; Exhibit B, "Form of Right
               Certificate"; Exhibit C, "Summary of Rights to Purchase
               Preferred Shares" (incorporated by reference to the Company's
               Current Report on Form 8-K dated June 25, 1997).

     27        Falcon Drilling Company, Inc. and Subsidiaries Financial Data
               Schedule.