Form 10-Q
period 1997-09-30
FALCON DRILLING CO INC
filed 1997-11-14
CIK 892179

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q



(Mark One)
|X|      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                  EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997

                                       OR

| |      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                  EXCHANGE ACT OF 1934


For the Transition period from _________________ to _____________________

Commission file number:  0-26388

                          FALCON DRILLING COMPANY, INC.
             (Exact name of registrant as specified in its charter)


          Delaware                                              76-0351754
-------------------------------                             -------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)


     1900 W. Loop South
     Suite 1800
     Houston, Texas                                               77027
     ----------------------                                     ----------
     (Address of Principal                                      (Zip Code)
         Executive offices)

Registrant's telephone number, including area code:           (713) 623-8984

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X       No
    ---        ---

The number of shares outstanding of the issuer's common stock, as of October 31, 1997: 79,350,778

                          FALCON DRILLING COMPANY, INC.


                               INDEX TO FORM 10-Q

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997



   ITEM NUMBER                                     DESCRIPTION                                        PAGE NUMBER
   -----------                                     -----------                                        -----------

                   Part I-
        1             Financial Statements-

                        Condensed Consolidated Balance Sheets as of September 30, 1997
                          (unaudited), and December 31, 1996                                               3

                        Unaudited Condensed Consolidated Statements of Operations for the
                          Three Months and Nine Months Ended September 30, 1997 and 1996
                                                                                                           4

                        Unaudited Condensed Consolidated Statements of Cash Flows for the Nine
                          Months Ended September 30, 1997 and 1996                                         5

                      Notes to Unaudited Condensed Consolidated Financial Statements                       6

        2             Management's Discussion and Analysis of Financial Condition and Results
                        of Operations                                                                     17

                   Part II-
        2             Changes in Securities                                                               22

        6             Exhibits and Reports on Form 8-K                                                    23

                         PART I - FINANCIAL INFORMATION

                          ITEM 1 - FINANCIAL STATEMENTS

                 FALCON DRILLING COMPANY, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                       (IN THOUSANDS EXCEPT SHARE AMOUNTS)


                                                                                   SEPTEMBER 30,    DECEMBER 31,
                                                                                       1997           1996
                                                                                     ---------      ---------
                                                                                    (UNAUDITED)
                                      ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                                         $  22,452      $  85,050
   Accounts receivable, net of allowance for doubtful accounts of
     $1,220 and $1,471 at September 30, 1997, and December 31, 1996,
     respectively                                                                       89,886         71,591
   Other current assets                                                                 16,478          9,933
                                                                                     ---------      ---------

                     Total current assets                                              128,816        166,574

EQUIPMENT AND PROPERTY:
   Drilling rigs and equipment                                                         680,214        520,025
   Vessels and other equipment                                                          49,506          6,803
                                                                                     ---------      ---------
                                                                                       729,720        526,828
   Less- Accumulated depreciation                                                      (85,437)       (58,866)
                                                                                     ---------      ---------
                                                                                       644,283        467,962

OTHER ASSETS                                                                            19,856         17,506
                                                                                     ---------      ---------

                     Total assets                                                    $ 792,955      $ 652,042
                                                                                     =========      =========

                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable and accrued liabilities                                          $  41,873      $  53,903
   Income tax payable                                                                    3,537            413
   Debt due within one year                                                              1,411          2,746
                                                                                     ---------      ---------

                     Total current liabilities                                          46,821         57,062

LONG-TERM DEBT, less current portion                                                   340,718        292,305

DEFERRED INCOME TAXES                                                                   58,475         28,927

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Common stock, $.01 par value, 100,000,000 shares authorized; 79,284,111 and
     78,570,946 shares issued and outstanding at September 30, 1997, and
     December 31, 1996, respectively                                                       793            786
   Additional paid-in capital                                                          242,122        238,172
   Accumulated earnings                                                                104,026         34,790
                                                                                     ---------      ---------

                     Total stockholders' equity                                        346,941        273,748
                                                                                     ---------      ---------

                     Total liabilities and stockholders' equity                      $ 792,955      $ 652,042
                                                                                     =========      =========

    The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                 FALCON DRILLING COMPANY, INC. AND SUBSIDIARIES

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                   THREE MONTHS                       NINE MONTHS
                                                ENDED SEPTEMBER 30,                ENDED SEPTEMBER 30,
                                           ------------------------------      ------------------------------
                                              1997               1996              1997              1996
                                           ------------      ------------      ------------      ------------
                                                     (UNAUDITED)                         (UNAUDITED)

OPERATING REVENUES                         $    136,707      $     90,885      $    367,342       $    220,965

COSTS AND EXPENSES:
   Operating costs                               70,321            55,532           196,222           141,311
   General and administrative expenses            7,498             4,311            20,947            13,191
   Depreciation                                  10,225             7,761            27,147            20,839
                                           ------------      ------------      ------------      ------------

OPERATING INCOME                                 48,663            23,281           123,026            45,624

OTHER (INCOME) EXPENSE:
   Interest expense                               5,278             6,061            15,564            18,158
   Amortization of deferred costs                   615               807             1,844             2,108
   Other (income) expense, net                   (1,898)           (1,099)           (3,672)           (3,283)
                                           ------------      ------------      ------------      ------------

INCOME BEFORE INCOME TAXES                       44,668            17,512           109,290            28,641

INCOME TAX PROVISION                             16,145             6,479            40,055            10,597
                                           ------------      ------------      ------------      ------------

NET INCOME APPLICABLE TO COMMON SHARES
                                           $     28,523      $     11,033      $     69,235      $     18,044
                                           ============      ============      ============      ============

NUMBER OF COMMON AND
   COMMON EQUIVALENT SHARES
   USED IN COMPUTING EARNINGS
   PER SHARE                                 80,079,577        72,078,790        79,896,034        71,982,240
                                           ============      ============      ============      ============

NET INCOME PER COMMON SHARE                $        .36      $        .15      $        .87      $        .25
                                           ============      ============      ============      ============



          The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                 FALCON DRILLING COMPANY, INC. AND SUBSIDIARIES

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)


                                                                                   NINE MONTHS
                                                                                ENDED SEPTEMBER 30,
                                                                             ------------------------
                                                                               1997            1996
                                                                             ---------      ---------
                                                                                    (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                $  69,235      $  18,044
   Adjustments to reconcile net income to net cash provided by operating activities-
       Depreciation and amortization                                            28,991         22,947
       Realized gain on sale of assets                                          (2,504)          (775)
       Provision for deferred income taxes                                      29,548         10,159
       Changes in assets and liabilities-
         Accounts receivable, trade                                            (18,295)       (30,834)
         Other assets                                                          (10,737)         3,021
         Accounts payable and accrued liabilities                               (8,907)        11,275
                                                                             ---------      ---------

                    Net cash provided by operating activities                   87,331         33,837
                                                                             ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases and refurbishments of equipment and property                     (197,117)      (173,220)
   Refunds (deposits) made for drill pipe, rigs and equipment                       --          6,174
   Purchase of Double Eagle Marine, net of cash acquired                        (2,410)            --
   Proceeds from the sale of equipment and property                              6,603          1,307
                                                                             ---------      ---------

                    Net cash used in investing activities                     (192,924)      (165,739)
                                                                             ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Issuance of debt                                                             45,000        172,000
   Payments of outstanding debt                                                 (4,312)       (39,831)
   Issuance of common stock                                                      2,307          1,054
   Debt issuance costs                                                              --         (4,028)
                                                                             ---------      ---------

                    Net cash provided by financing activities                   42,995        129,195
                                                                             ---------      ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                           (62,598)         2,707

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                85,050          9,016
                                                                             ---------      ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                   $  22,452      $   6,309
                                                                             =========      =========

SUPPLEMENTAL CASH FLOW DISCLOSURES:
   Interest paid                                                             $  29,144      $  24,760
   Income taxes paid                                                             6,817             30

NONCASH INVESTING AND FINANCING ACTIVITIES:
   Issuance of common stock for purchase of equipment                            1,650             --
   Debt issuance for rig acquisition                                             6,390             --




              The accompanying notes are an integral part of these
             unaudited condensed consolidated financial statements.

                 FALCON DRILLING COMPANY, INC. AND SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1997


1.       BASIS OF PRESENTATION
         AND SIGNIFICANT ACTIVITIES:

         The accompanying unaudited condensed consolidated financial statements of the Company for the three months and nine months ended September 30, 1997 and 1996, have been prepared without an audit pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments, which consist of normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. Operating results for the interim periods are not necessarily indicative of the results that can be expected for a full year. It is suggested that these interim condensed consolidated financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Company's latest annual report filed on Form 10-K.

SIGNIFICANT EVENTS

         During June 1997, the Company declared a dividend of one share of Falcon's common stock for each share of Falcon common stock issued and outstanding at the close of business on July 9, 1997. Accordingly, all share amounts for all periods presented have been restated to reflect this stock split effected in the form of a stock dividend.

         On July 10, 1997, the Company entered into an agreement and plan of merger with Reading & Bates Corporation (the Merger Agreement). This agreement and plan of merger is subject to certain regulatory approvals and the approval of the shareholders of both companies. The Company anticipates that the agreement and plan of merger will be submitted to a shareholder vote during the fourth quarter of this year. If approved by the shareholders of both companies, the plan of merger provides that the shareholders of both companies would exchange their shares of common stock for shares of common stock of a new company, R&B Falcon Corporation. Under the terms of the agreement, the Company's shareholders would receive one share of R&B Falcon Corporation for each of their existing shares while Reading & Bates Corporation shareholders would receive
1.18 shares of R&B Falcon Corporation for each of their existing shares.

         Immediately after consummation of the merger, management estimates that the current shareholders of the Company would hold approximately 48% of the common stock of R&B Falcon Corporation. As such, consummation of the merger would cause a change of control of the Company as defined in the Company's bond indenture agreements. Accordingly, the Company would be required to make a change of control cash purchase offer to each bondholder at a price equal to 101% of the aggregate principal outstanding or approximately $293 million. Of the $290 million of outstanding principal indebtedness at September 30, 1997, which is subject to the change in control provisions, $280 million have fixed rates of interest and have recently been trading at amounts in excess of the redemption price Falcon is required to offer. Because credit market conditions and Falcon's credit rating are subject to change, it is difficult to predict the amount of bonds which may be tendered following the consummation of the merger. Management estimates that it is probable that bonds with an aggregate principal balance outstanding ranging from $0 to $55 million will be tendered representing up to 50% of the outstanding principal balance of the $110 million 9-3/4% Senior Notes due 2001 due to Falcon's early redemption option and the relatively low redemption price provided by this indenture. However, should a significant portion of or all of its outstanding bonds be tendered pursuant to such a change of control purchase offer, the Company has received a $300 million short-term tender facility financing commitment from a financial institution that would be used to fund such a bond repurchase obligation. Borrowings under the short-term tender facility would mature three months from the date of initial funding and bear interest at the eurodollar loan rate plus 1.25%. Should a significant portion of its outstanding bonds be repurchased and funded via the short-term tender facility, management anticipates that substantially all of any such debt obligation would be refinanced on a long-term basis prior to maturity.

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

         In connection with the Merger Agreement, Falcon granted R&B an option to purchase 15,753,823 shares of Falcon Common Stock at an exercise price of $27.78 per share. The R&B Option may only be exercised upon the occurrence of certain events (none of which has occurred) generally relating to an attempt by a third party to acquire all of or a significant interest in Falcon. In addition, R&B granted Falcon an option to purchase 14,340,154 shares of R&B Common Stock at an exercise price of $34.00 per share, subject to the terms and conditions set forth therein. The Falcon Option may only be exercised upon the occurrence of certain events (none of which has occurred) generally relating to an attempt by a third party to acquire all or a significant interest in R&B. As of September 30, 1997 the Company has incurred approximately $1.3 million of merger related costs which are currently recorded as other assets.

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

         The following table presents the computation of common and common equivalent shares used in computing primary earnings per share:


                                                               THREE MONTHS                     NINE MONTHS
                                                            ENDED SEPTEMBER 30,              ENDED SEPTEMBER 30,
                                                       ----------------------------      ----------------------------
                                                           1997            1996             1997             1996
                                                       -----------      -----------      -----------      -----------
                                                                 (UNAUDITED)                      (UNAUDITED)

Weighted average shares of common stock
    Outstanding                                         79,227,163       70,820,948       78,928,462       70,674,976
Weighted average of common stock equivalents             1,140,050        1,960,680        1,336,899        2,026,688
Effect of shares issuable pursuant to stock option
   plans using the treasury stock method                  (287,636)        (702,838)        (369,327)        (719,424)
                                                       -----------      -----------      -----------      -----------

Shares used in computing earnings per share             80,079,577       72,078,790       79,896,034       71,982,240
                                                       ===========      ===========      ===========      ===========

                 FALCON DRILLING COMPANY, INC. AND SUBSIDIARIES

         In February 1997, the Financial Accounting Standards Board issued Statement of Accounting Standards No. 128, "Earnings Per Share" (SFAS No. 128). For the Company, SFAS No. 128 will be effective for the year ended December 31, 1997. SFAS No. 128 simplifies the standards required under current accounting rules for computing earnings per share and replaces the presentation of primary earnings per share and fully diluted earnings per share with a presentation of basic earnings per share (basic EPS) and diluted earnings per share (diluted
EPS). Basic EPS excludes dilution and is determined by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if contracts to issue common stock were exercised or converted into common stock. Diluted EPS is computed similarly to fully diluted earnings per share under current accounting rules.

         The implementation of SFAS No. 128 is not expected to have a material effect on the Company's earnings per share as determined under current accounting rules.

3.       LONG-TERM DEBT:

         The Company had the following debt outstanding as of September 30, 1997, and December 31, 1996 (in thousands):

                                                                      SEPTEMBER 30,  DECEMBER 31,
                                                                          1997           1996
                                                                       ---------      ---------
                                                                              (UNAUDITED)

8-7/8% Senior Notes, due 2003                                          $ 120,000      $ 120,000
9-3/4% Senior Notes, due 2001                                            110,000        110,000
Floating Rate Notes, bearing interest at LIBOR plus 3.5%,
   redeemable in varying amounts beginning in 1998                        10,000         10,000
12-1/2% Senior Subordinated Notes, due 2005                               50,000         50,000
Borrowings pursuant to revolving loan facilities                          45,000             --
Note payable to a bank at LIBOR plus 1.5%                                     --            689
Notes payable by affiliates, secured by certain rigs, at 7.0%, due in varying amounts commencing July 1994 with final payment due
   June 30, 1999                                                             739          1,029
Note payable to Grace Offshore Company at 8.7%                                --          3,333
Secured promissory note payable to Coastal Capital
   Corporation at 7.5%, secured by the vessel Peregrine VI, due
   January 17, 1999                                                        6,390             --
                                                                       ---------      ---------
                                                                         342,129        295,051
Less- Amounts due within one year                                         (1,411)        (2,746)
                                                                       ---------      ---------

                                                                       $ 340,718      $ 292,305
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

                 FALCON DRILLING COMPANY, INC. AND SUBSIDIARIES

         In order to provide an additional source of funds, the Company has a revolving credit facility with three banks providing for borrowings of up to $165.0 million, which consists of (i) a $25.0 million revolving loan facility secured by accounts receivable, maturing in November 1999, (ii) a $60.0 million revolving loan facility secured by certain drilling rigs, maturing in November 1998, and (iii) an $80.0 million revolving loan facility secured by certain drilling rigs, maturing in October 1998.

         The $25.0 million facility provides for interest at LIBOR plus 1% or the greater of prime or 1/2% over the federal funds rate. The $60.0 million facility provides for interest at LIBOR plus 1-1/2% or the greater of prime plus 1/2% or the federal funds rate plus 1%. The $80.0 million facility provides for interest at LIBOR plus 1-3/4% or the greater of prime plus 3/4% or the federal funds rate plus 1-1/4%. The Company had no borrowings outstanding under the revolving credit facility as of December 31, 1996. As of September 30, 1997, the $25.0 million facility was fully utilized and $20.0 million was outstanding under the $60.0 million facility.

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

         The Company entered into contingent profits interest agreements during 1992 associated with certain acquisitions. The agreements require annual payments of 15 percent of an agreed-upon amount to be paid to the previous rig owners and a former mortgage holder. This agreed-upon amount can be generally described as domestic barge net income less overhead, depreciation and interest attributable to these operations. At September 30, 1997, payments of approximately $1.5 million have been made pursuant to these agreements. These payments have been recorded as an addition to rigs and equipment. The agreements remain in effect through 1997, and payments are not to exceed $5.0 million in the aggregate.

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

                 FALCON DRILLING COMPANY, INC. AND SUBSIDIARIES

         In April 1997, Falcon entered into letters of intent with two customers to provide, under long term contracts, two dynamically-positioned drillships to be designated the Peregrine IV and Peregrine VI. The Company plans to complete and deliver these two vessels prior to year end 1998. The Peregrine IV will be completed at a cost currently estimated at $160.0 million utilizing the drillship hull and engine package that the Company acquired in late 1996 from the Kherson shipyard for approximately $8.0 million. Upon completion, this vessel will mobilize to Brazil where it will commence operations under a six-year drilling contract. The Peregrine VI will be completed at a cost currently estimated at $190.0 million by conversion of the 135,000 ton bulk carrier formerly known as the Coastal Golden which Falcon purchased in January 1997 for approximately $7.5 million. Following completion, this vessel will mobilize to the U.S. Gulf of Mexico where it will commence operations under a three-year drilling contract.

         In June, 1997 Falcon purchased a purpose-built dynamically-positioned drillship, the Deepsea Worker, for approximately $33.8 million. This vessel has been designated the Peregrine VII. The Peregrine VII will be converted to the drilling mode at a cost currently estimated at $145.0 million. Upon completion, the vessel will begin a three-year drilling contract in West Africa.

         In August 1997, Falcon entered into a letter of intent with Petroleo Brasilerio S/A ("Petrobras") to contract the Falcon 100, a second generation semisubmersible drilling rig, for a primary term of four years. The Falcon 100 will be refurbished and upgraded to operate in up to 750 meters of water at a cost currently estimated at $60.0 million.

         The Peregrine IV, Peregrine VI, Peregrine VII and Falcon 100 projects are underway at shipyards in Singapore, Portugal, England and the United States with a total combined cost currently estimated at $555 million. As of September 30, 1997, the Company has expended approximately $92.3 million on these four projects. Without expanding its short-term credit availability, the Company's available funds, together with cash generated from operations would likely not be sufficient to fund the Company's capital expenditure program, working capital and debt service requirements. Were such circumstances to occur, the Company would postpone or otherwise externally finance one or more of the Peregrine IV, Peregrine VI and Peregrine VII projects.

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

                 FALCON DRILLING COMPANY, INC. AND SUBSIDIARIES

            CONDENSED CONSOLIDATING BALANCE SHEET--SEPTEMBER 30, 1997

                                 (IN THOUSANDS)


                                      FALCON DRILLING   GUARANTOR      NONGUARANTOR
                                       COMPANY, INC.   SUBSIDIARIES    SUBSIDIARIES     ELIMINATIONS     CONSOLIDATED
                                      ---------------  ------------    ------------     ------------     ------------
              ASSETS

CURRENT ASSETS:
   Cash and cash equivalents            $  16,930       $   5,522        $      --        $      --        $  22,452
   Accounts receivable, net                22,452          67,434               --               --           89,886
   Other current assets                     5,103          11,375               --               --           16,478
                                        ---------       ---------        ---------        ---------        ---------

     Total current assets                  44,485          84,331               --               --          128,816

EQUIPMENT AND PROPERTY, net
                                          352,936         288,981            2,366               --          644,283

OTHER ASSETS                               19,856              --               --               --           19,856

INTERCOMPANY AND INVESTMENT IN
   SUBSIDIARIES
                                          340,510              --               --         (340,510)              --
                                        ---------       ---------        ---------        ---------        ---------

     Total assets                       $ 757,787       $ 373,312        $   2,366        $(340,510)       $ 792,955
                                        =========       =========        =========        =========        =========

          LIABILITIES AND
       STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable and accrued
     liabilities                        $  10,981       $  34,429        $      --        $      --        $  45,410
   Debt due within one year                 1,000              --              411               --            1,411
                                        ---------       ---------        ---------        ---------        ---------

     Total current liabilities             11,981          34,429              411               --           46,821

LONG-TERM DEBT, net                       340,390              --              328               --          340,718

DEFERRED INCOME TAXES                      58,475              --               --               --           58,475

STOCKHOLDERS' EQUITY:
   Partnership capital                         --              --               --               --               --
   Common stock                               793              --               --               --              793
   Additional paid-in capital             242,122         221,068            2,223         (223,291)         242,122
   Accumulated earnings (deficit)
                                          104,026         117,815             (596)        (117,219)         104,026
                                        ---------       ---------        ---------        ---------        ---------

     Total stockholders' equity           346,941         338,883            1,627         (340,510)         346,941
                                        ---------       ---------        ---------        ---------        ---------

     Total liabilities and
       stockholders' equity             $ 757,787       $ 373,312        $   2,366        $(340,510)       $ 792,955
                                        =========       =========        =========        =========        =========

                 FALCON DRILLING COMPANY, INC. AND SUBSIDIARIES

            CONDENSED CONSOLIDATING BALANCE SHEET--DECEMBER 31, 1996

                                 (IN THOUSANDS)

                                     FALCON DRILLING    GUARANTOR      NONGUARANTOR
              ASSETS                  COMPANY, INC.    SUBSIDIARIES    SUBSIDIARIES     ELIMINATIONS     CONSOLIDATED
                                      -------------    ------------    ------------     ------------     ------------

CURRENT ASSETS:
   Cash and cash equivalents            $  82,559       $   2,491        $      --        $      --        $  85,050
   Accounts receivable, net                27,510          44,081               --               --           71,591
   Other current assets                       130           9,803               --               --            9,933
                                        ---------       ---------        ---------        ---------        ---------

     Total current assets                 110,199          56,375               --               --          166,574

EQUIPMENT AND PROPERTY, net
                                            9,503         455,951            2,508               --          467,962

OTHER ASSETS                                   --          17,506               --               --           17,506

INTERCOMPANY AND INVESTMENT IN
   SUBSIDIARIES
                                          463,932              --               --         (463,932)              --
                                        ---------       ---------        ---------        ---------        ---------

     Total assets                       $ 583,634       $ 529,832        $   2,508        $(463,932)       $ 652,042
                                        =========       =========        =========        =========        =========

          LIABILITIES AND
       STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable and accrued
     liabilities                        $  19,196       $  35,120        $      --        $      --        $  54,316
   Debt due within one year                   689           1,667              390               --            2,746
                                        ---------       ---------        ---------        ---------        ---------

     Total current liabilities             19,885          36,787              390               --           57,062

LONG-TERM DEBT, net                       290,000           1,667              638               --          292,305

DEFERRED INCOME TAXES                          --          28,927               --               --           28,927

STOCKHOLDERS' EQUITY:
   Partnership capital                         --          56,672               --          (56,672)              --
   Common stock                               786              --               --               --              786
   Additional paid-in capital             238,172         341,807            1,954         (343,761)         238,172
   Accumulated earnings (deficit)
                                           34,790          63,973             (474)         (63,499)          34,790
                                        ---------       ---------        ---------        ---------        ---------

     Total stockholders' equity           273,748         462,452            1,480         (463,932)         273,748
                                        ---------       ---------        ---------        ---------        ---------

     Total liabilities and
       stockholders' equity             $ 583,633       $ 529,833        $   2,508        $(463,932)       $ 652,042
                                        =========       =========        =========        =========        =========

                 FALCON DRILLING COMPANY, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997

                                 (IN THOUSANDS)


                                        FALCON DRILLING    GUARANTOR       NONGUARANTOR
                                         COMPANY, INC.    SUBSIDIARIES     SUBSIDIARIES    ELIMINATIONS     CONSOLIDATED
                                         -------------    ------------     ------------    ------------     ------------

OPERATING REVENUES                        $ 108,150        $ 259,192        $      --        $      --        $ 367,342

COSTS AND EXPENSES:
   Operating costs                           54,509          141,713               --               --          196,222
   General and administrative                 5,464           15,483               --               --           20,947
   Depreciation                               8,860           18,145              142               --           27,147
                                          ---------        ---------        ---------        ---------        ---------

OPERATING INCOME (LOSS)                      39,317           83,851             (142)              --          123,026

OTHER (INCOME) EXPENSE:
   Interest expense                          15,514               --               50               --           15,564
   Other (income) expense, net                 (688)          (1,140)              --               --           (1,828)
   Equity in income of subsidiaries         (53,720)              --               --           53,720               --
                                          ---------        ---------        ---------        ---------        ---------

INCOME (LOSS) BEFORE INCOME TAXES
                                             78,211           84,991             (192)         (53,720)         109,290

INCOME TAX PROVISION (BENEFIT)
                                              8,976           31,149              (70)              --           40,055
                                          ---------        ---------        ---------        ---------        ---------

NET INCOME (LOSS)                         $  69,235        $  53,842        $    (122)       $ (53,720)       $  69,235
                                          =========        =========        =========        =========        =========

                 FALCON DRILLING COMPANY, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996

                                 (IN THOUSANDS)


                                        FALCON DRILLING    GUARANTOR       NONGUARANTOR
                                         COMPANY, INC.    SUBSIDIARIES     SUBSIDIARIES    ELIMINATIONS     CONSOLIDATED
                                          ---------        ---------        ---------        ---------        ---------

OPERATING REVENUES                        $  10,217        $ 210,748        $      --        $      --        $ 220,965

COSTS AND EXPENSES:
   Operating costs                            6,877          134,434               --               --          141,311
   General and administrative                   404           12,787               --               --           13,191
   Depreciation                                 565           20,132              142               --           20,839
                                          ---------        ---------        ---------        ---------        ---------

OPERATING INCOME (LOSS)                       2,371           43,395             (142)              --           45,624

OTHER (INCOME) EXPENSE:
   Interest expense                          17,842              245               71               --           18,158
   Other (income) expense, net                  146           (1,321)              --               --           (1,175)
   Equity in income of subsidiaries         (27,883)              --               --           27,883               --
                                          ---------        ---------        ---------        ---------        ---------

INCOME (LOSS) BEFORE INCOME TAXES
                                             12,266           44,471             (213)         (27,883)          28,641

INCOME TAX PROVISION (BENEFIT)
                                             (5,778)          16,454              (79)              --           10,597
                                          ---------        ---------        ---------        ---------        ---------

NET INCOME (LOSS)                         $  18,044        $  28,017        $    (134)       $ (27,883)       $  18,044
                                          =========        =========        =========        =========        =========

                 FALCON DRILLING COMPANY, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997
                                 (IN THOUSANDS)

                                          FALCON DRILLING    GUARANTOR      NONGUARANTOR
                                           COMPANY, INC.    SUBSIDIARIES    SUBSIDIARIES     ELIMINATIONS      CONSOLIDATED
                                           -------------    ------------    ------------     ------------      ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                             $  69,235        $  53,842        $    (122)       $ (53,720)       $  69,235
     Adjustments to reconcile net
       income to net cash provided
       by (used in) operating
       activities-
         Equity in unconsolidated
           subsidiaries                       (53,720)              --               --           53,720               --
         Depreciation and
           amortization                         8,860           19,989              142               --           28,991
         Realized gain on the sale
           of assets                             (272)          (2,232)              --               --           (2,504)
         Deferred income tax
           provision                            6,609           22,939               --               --           29,548
         Changes in current assets
           and current liabilities
           and intercompany balance
                                              (14,924)         (23,285)             270               --          (37,939)
                                            ---------        ---------        ---------        ---------        ---------

   Net cash provided by (used in)
     operating activities                      15,788           71,253              290               --           87,331
                                            ---------        ---------        ---------        ---------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of equipment and
       property                              (124,987)         (74,540)              --               --         (199,527)
     Refunds on drill pipe, rigs and
       equipment, net of deposits                  --               --               --               --               --
     Sale of equipment and property
                                                  285            6,318               --               --            6,603
                                            ---------        ---------        ---------        ---------        ---------

   Net cash used in investing
     activities                              (124,702)         (68,222)              --               --         (192,924)
                                            ---------        ---------        ---------        ---------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Issuance of debt                          45,000               --               --               --           45,000
     Issuance of common stock                   2,307               --               --               --            2,307
     Payments of outstanding debt              (4,022)              --             (290)              --           (4,312)
     Debt issuance costs                           --               --               --               --               --

   Net cash provided by (used in)
     financing activities                      43,285               --             (290)              --           42,995
                                            ---------        ---------        ---------        ---------        ---------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS
                                              (65,629)           3,031               --               --          (62,598)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF YEAR
                                               82,559            2,491               --               --           85,050
                                            ---------        ---------        ---------        ---------        ---------

CASH AND CASH EQUIVALENTS AT END OF
   YEAR
                                            $  16,930        $   5,522        $      --        $      --        $  22,452
                                            =========        =========        =========        =========        =========


                 FALCON DRILLING COMPANY, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996
                                 (IN THOUSANDS)


                                         FALCON DRILLING     GUARANTOR      NONGUARANTOR
                                           COMPANY, INC.    SUBSIDIARIES    SUBSIDIARIES     ELIMINATIONS     CONSOLIDATED
                                           -------------    ------------    ------------     ------------     ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                             $  18,044        $  28,017        $    (134)       $ (27,883)       $  18,044
     Adjustments to reconcile net
       income to net cash provided
       by (used in) operating
       activities-
         Equity in unconsolidated
           subsidiaries                       (27,883)              --               --           27,883               --
         Depreciation and
           amortization                         2,528           20,277              142               --           22,947
         Realized gain on the sale
           of assets                               --             (775)              --               --             (775)
         Deferred income tax
           provision                               --           10,159               --               --           10,159
         Changes in current assets
           and current liabilities
           and intercompany balances
                                              (69,037)          52,237              262               --          (16,538)
                                            ---------        ---------        ---------        ---------        ---------

   Net cash provided by (used in)
     operating activities                     (76,348)         109,915              270               --           33,837
                                            ---------        ---------        ---------        ---------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of equipment and
       property                               (57,769)        (115,451)              --               --         (173,220)
     Refunds on drill pipe, rigs and
       equipment, net of deposits               6,174               --               --               --            6,174
     Sale of equipment and property
                                                   --            1,307               --               --            1,307
                                            ---------        ---------        ---------        ---------        ---------
   Net cash used in investing
     activities                               (51,595)        (114,144)              --               --         (165,739)
                                            ---------        ---------        ---------        ---------        ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Issuance of debt                         172,000               --               --               --          172,000
     Issuance of common stock                   1,054               --               --               --            1,054
     Payments of outstanding debt             (37,000)          (2,561)            (270)              --          (39,831)
     Debt issuance costs                       (4,028)              --               --               --           (4,028)
                                            ---------        ---------        ---------        ---------        ---------
    Net cash provided by (used in)
     financing activities                     132,026           (2,561)            (270)              --          129,195
                                            ---------        ---------        ---------        ---------        ---------
NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS
                                                4,083           (6,790)              --               --           (2,707)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF YEAR
                                                  141            8,875               --               --            9,016
                                            ---------        ---------        ---------        ---------        ---------

CASH AND CASH EQUIVALENTS AT END OF
   YEAR
                                            $   4,224        $   2,085        $     --         $      --        $   6,309
                                            =========        =========        =========        =========        =========

      ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                            AND RESULTS OF OPERATIONS

GENERAL

         The Company's financial condition and historical results of operations have been significantly affected by a series of acquisitions that have resulted in the Company's current fleet of rigs and vessels. As of October 31, 1997, the Company's active rig fleet was composed of 63 rigs, including 29 barge drilling rigs, ten barge workover rigs, 16 jackup drilling rigs, three submersible drilling rigs and five drillships. Included in these totals are one drillship, one jackup drilling rig, one barge drilling rig and two barge workover rigs leased from third parties. The Company also owned and operated 59 inland tugs and 44 utility barges as of October 31, 1997.

         Revenues. The Company's revenues are determined primarily by (a) the number of rigs it has available for service and (b) demand for contract drilling and workover services, which affects the utilization rate and the number of rigs actively marketed by the Company. Workover services are performed on previously drilled wells in order to restore or enhance production from such wells, and include activities such as acidizing, refracturing, replacing tubing and cleaning well bores.

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

CHANGES IN FINANCIAL CONDITION

         The increase in active units and cash flow generated from operations were responsible for the significant changes in the Company's financial position between December 31, 1996, and September 30, 1997. The following are the most significant of the acquisitions and rig upgrades completed since December 31, 1996:

1) The acquisition, through six transactions, of 59 tugs and 44 utility barges for approximately $38.7 million.

2) The purchase for $7.5 million of a bulk carrier to be converted to a dynamically-positioned drillship.

3) The upgrades of two submersible and three jackup rigs for approximately $12.5 million.

4) The upgrade of five drillships and one semisubmersible rig for approximately $60.8 million.

5) The purchase for $33.8 million of a purpose-built dynamically-positioned drillship.

6) The refurbishment of two previously stacked barge drilling rigs for approximately $7.0 million.

      ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

RESULTS OF OPERATIONS - FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 1997 AND 1996

Comparative data relating to the Company's revenues and operating expenses by major areas of operations are listed below:

                                                              THREE MONTHS                  NINE MONTHS
                                                                  ENDED                         ENDED
                                                               SEPTEMBER 30,                 SEPTEMBER 30,
                                                          -----------------------       -----------------------
                                                            1997           1996           1997          1996
                                                          --------       --------       --------       --------
                                                               (IN THOUSANDS)               (IN THOUSANDS)

Revenues-
   Domestic barge drilling                                $ 42,373       $ 32,916       $121,920       $ 77,464
   Domestic barge workover                                   8,166          4,547         22,464         12,760
   Domestic offshore drilling                               47,374         30,534        121,274         79,946
   International shallow-water drilling                      7,284          9,657         26,808         28,230
   Deepwater operations                                     19,809         13,231         51,034         22,565
   Marine operations                                        11,701             --         23,842             --
                                                          --------       --------       --------       --------

                                                          $136,707       $ 90,885       $367,342       $220,965
                                                          ========       ========       ========       ========

Operating costs-
   Domestic barge drilling                                $ 21,960       $ 20,089       $ 66,649       $ 50,416
   Domestic barge workover                                   5,630          3,978         15,571         10,499
   Domestic offshore drilling                               21,197         17,812         57,436         51,161
   International shallow-water drilling                      4,001          5,511         14,370         15,197
   Deepwater operations                                     10,209          8,142         27,087         14,038
   Marine operations                                         7,324             --         15,109             --
                                                          --------       --------       --------       --------

                                                          $ 70,321       $ 55,532       $196,222       $141,311
                                                          ========       ========       ========       ========

Rig operating income-
   Domestic barge drilling                                $ 20,413       $ 12,827       $ 55,271       $ 27,048
   Domestic barge workover                                   2,536            569          6,893          2,261
   Domestic offshore drilling                               26,177         12,722         63,838         28,785
   International shallow-water drilling                      3,283          4,146         12,438         13,033
   Deepwater operations                                      9,600          5,089         23,947          8,527
   Marine operations                                         4,377             --          8,733             --
                                                          --------       --------       --------       --------
                                                            66,386         35,353        171,120         79,654
   General and administrative expenses                       7,498          4,311         20,947         13,191
   Depreciation expense                                     10,225          7,761         27,147         20,839
                                                          --------       --------       --------       --------

                                   Operating income       $ 48,663       $ 23,281       $123,026       $ 45,624
                                                          ========       ========       ========       ========

The Financial Accounting Standards Board recently issued Statement of Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS No. 131) effective for financial statements issued for periods beginning after December 15, 1997. SFAS No. 131 requires that companies report financial and descriptive information about reportable operating segments in financial statements. Segment information to be reported is to be based upon the way management organizes the segments for making operating decisions and assessing performance. Falcon will adopt SFAS No. 131 beginning the first quarter of 1998.

      ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

         Revenues. Revenues increased $45.8 million and $146.4 million during the three and nine month periods ended September 30, 1997, respectively, as compared to the corresponding periods in 1996. The increase in revenues reflects: (i) an increase in the number of units marketed and the overall utility of the domestic barge drilling rigs for both periods; (ii) higher utilization and day rates during both periods for the offshore drilling rigs;
(iii) the acquisitions of the drillships Falcon Ice and Falcon Duchess, which began operations in December, 1996 and February, 1997, respectively, accounted for additional revenues of $10.7 million and $27.7 million during the three and nine month periods; and (iv) the first quarter acquisition of the inland marine vessel operations generated additional revenues of $11.7 million and $23.8 million during the three and nine month periods.

         Operating Costs. Rig operating costs increased $14.8 million and $54.9 million during the three and nine month periods, respectively, primarily as a result of increased rig activity and fleet size.

         Operating Income. Operating income increased $25.4 million and $77.4 million during the three and nine month periods, respectively, due primarily to increases in rig operating income. The increases in rig operating income were partially offset in both periods by: (i) increases in general and administrative expenses due primarily to increased shorebase activity in Brazil and the Far East and employee bonuses paid in 1997; and (ii) increases in depreciation expense attributable to additional assets being placed in service.

         Interest Expense. Interest expense decreased $.8 million and $2.6 million during the three and nine month periods primarily due to the capitalization of interest associated with the drillship Peregrine I upgrade project.

         Net Income. Net income applicable to common shares increased $17.5 million and $51.2 million in the three and nine month periods ended September 30, 1997, as compared to the corresponding periods in 1996 as a result of improved operating results and the addition of the inland marine vessel operations, all of which more than offset increases in depreciation and general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided by operating activities was $87.3 million for the nine months ended September 30, 1997, compared to $33.8 million for the comparable prior period. The $53.5 million increase in net cash provided by operating activities was the result of improved operating results, partially offset by an increase in the other assets and decrease in the accounts payable components of working capital at September 30, 1997. Operating results improved primarily as a result of a significant expansion of the Company's operations and improved operating margin.

         Net cash used in investing activities for the nine months ended September 30, 1997, was $192.9 million compared to $165.7 million for the comparable prior period.

         Net cash provided by financing activities was $43.0 million for the nine months ended September 30, 1997, compared to $129.2 million for the comparable prior period. The significantly higher figure for the 1996 period primarily reflects the Company's issuance of $120.0 million of Senior Notes in March, 1996.

      ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

         As of September 30, 1997, the Company had cash and credit availability under its lines of credit totaling approximately $142.5 million. The current estimated total cost of $555.0 million for the construction and refurbishment of the dynamically-positioned drillships Peregrine IV, Peregrine VI and Peregrine VII and the semisubmersible drilling rig, Falcon 100, exceeds the Company's available cash and credit. The Company has postponed finalizing the permanent financing of these projects pending its planned merger with Reading & Bates. Post merger, the Company anticipates that these projects will be financed with a combination of short and long term debt. Should the shareholders of the Company and Reading & Bates vote against the proposed merger, the Company would immediately seek to expand its short-term credit availability to complete the constitution financing of these projects. The Company believes that long-term permanent financing debt commitments could be obtained prior to March 31, 1988.

         As discussed in Note 1 of the Notes to Unaudited Condensed Consolidated Financial Statements, the Company has entered into an agreement with Reading & Bates Corporation. Should the merger be consummated as contemplated by the agreement and plan of merger, management estimates that the current shareholders of the Company would hold approximately 48% of the common stock of R&B Falcon Corporation. As such, consummation of the merger would cause a change of control of the Company as defined in the Company's bond indenture agreements. Accordingly, the Company would be required to make a change of control cash purchase offer to each bondholder at a price equal to 101% of the aggregate principal amount outstanding or approximately $293 million. Of the $290 million of outstanding principal indebtedness at September 30, 1997, which is subject to the change in control provisions, $280 million have fixed rates of interest and have recently been trading at amounts in excess of the redemption price Falcon is required to offer. Because credit market conditions and Falcon's credit rating are subject to change, it is difficult to predict the amount of bonds which may be tendered following the consummation of the merger. Management estimates that it is probable that bonds with an aggregate principal balance outstanding ranging from $0 to $55 million will be tendered representing up to 50% of the outstanding principal balance of the $110 million 9-3/4% Senior Notes due 2001 due to Falcon's early redemption option and the relatively low redemption price provided by this indenture. However, should a significant portion of or all of its outstanding bonds be tendered pursuant to such a change of control purchase offer, the Company has received a $300 million short-term tender facility financing commitment from a financial institution that would be used to fund such a bond repurchase obligation. Borrowings under the short-term tender facility would mature three months from the date of initial funding and bear interest at the eurodollar loan rate plus 1.25%. Should a significant portion of its outstanding bonds be repurchased and funded via the short term tender facility, management anticipates that substantially all of any such debt obligation would be refinanced on a long-term basis prior to maturity.

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

      ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

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

                           PART II - OTHER INFORMATION


ITEM 2 - CHANGES IN SECURITIES

         (b) On June 25, 1997, the Board of Directors of the Company declared a dividend of one preferred share purchase right ("Right") for each outstanding Common Share of the Company. The dividend was payable on July 16, 1997 to the stockholders of record on that date. Each Right entitles the registered holder to purchase from the Company one one-thousandth of a share of Series C Junior Participating Preferred Stock, no par value, of the Company at a price of $125.00 per one one-thousandth of a preferred Share, subject to adjustment. The description and terms of the Rights are set forth in a Rights Agreement dated as of June 25, 1997, as the same may be amended from time to time (the "Rights Agreement"), between the Company and American Stock Transfer & Trust Company, as Rights Agent.

         On August 8, 1997, the Board of Directors of the Company amended the Rights Agreement to provide that the Final Expiration Date of the Rights is August 8, 1997. This effectively terminated the Rights on that date. A more detailed description of such amendment is contained in the Company's Current Report on Form 8-K dated August 8, 1997.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits:

EXHIBIT NO.                     DESCRIPTION

     2.1 Agreement and Plan of Merger dated July 10, 1997 among R&B Falcon Corporation, FDC Acquisition Corp., Reading & Bates Acquisition Corp., Falcon Drilling, Inc. and Reading & Bates Corporation (incorporated by reference to the Company's Current Report on Form 8-K dated July 16, 1997).

     4.1 Amendment Number One, dated as of July 10, 1997, to the Rights Agreement dated as of June 25, 1997 (incorporated by reference to the Company's Current Report on Form 8-K dated July 16, 1997).

     4.2 Amendment Number Two, dated as of August 8, 1997, to the Rights Agreement dated as of June 25, 1997 (incorporated by reference to the Company's Current Report on Form 8-K dated August 8, 1997).

     10.1 FDC Stock Option Agreement dated as of July 10, 1997 between Falcon Drilling Company, Inc. and Reading & Bates Corporation (incorporated by reference to the Company's Current Report on Form 8-K dated July 16, 1997).

     10.2 R&B Corporation Stock Option Agreement dated as of July 10, 1997 between Reading & Bates Corporation and Falcon Drilling Company, Inc. (incorporated by the reference to the Company's Current Report on Form 8-K dated July 16, 1997).

     27        Falcon Drilling Company, Inc. and Subsidiaries Financial Data
               Schedule.

------------------------------------

         (b)   Reports on Form 8-K

              (i) Report dated July 16, 1997 relating to the Company's proposed merger with Reading & Bates Corporation and Amendment Number One to the Rights Agreement between the Company and American Stock Transfer & Trust Company.

              (ii)Report dated August 8, 1997, relating to an amendment to the
                  Company's Rights Agreement, which amendment terminated said Rights Agreement.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            Falcon Drilling Company, Inc.




Date:  November 13, 1997                    /s/ Robert F. Fulton
                                            --------------------
                                            Robert F. Fulton
                                            Principal Financial Officer

                               INDEX TO EXHIBITS

EXHIBIT NO.                     DESCRIPTION
-----------                     -----------
     2.1       Agreement and Plan of Merger dated July 10, 1997 among R&B Falcon
               Corporation, FDC Acquisition Corp., Reading & Bates Acquisition
               Corp., Falcon Drilling, Inc. and Reading & Bates Corporation
               (incorporated by reference to the Company's Current Report on
               Form 8-K dated July 16, 1997).

     4.1       Amendment Number One, dated as of July 10, 1997, to the Rights
               Agreement dated as of June 25, 1997 (incorporated by reference to the Company's Current Report on Form 8-K dated July 16, 1997).

     4.2       Amendment Number Two, dated as of August 8, 1997, to the Rights
               Agreement dated as of June 25, 1997 (incorporated by reference to the Company's Current Report on Form 8-K dated August 8, 1997).

     10.1      FDC Stock Option Agreement dated as of July 10, 1997 between
               Falcon Drilling Company, Inc. and Reading & Bates Corporation
               (incorporated by reference to the Company's Current Report on Form 8-K dated July 16, 1997).

     10.2 R&B Corporation Stock Option Agreement dated as of July 10, 1997 between Reading & Bates Corporation and Falcon Drilling Company,
               Inc. (incorporated by the reference to the Company's Current
               Report on Form 8-K dated July 16, 1997).

     27        Falcon Drilling Company, Inc. and Subsidiaries Financial Data
               Schedule.